Form 10-K
period 2020-12-31
Pivotal Investment Corp III
filed 2021-04-07
CIK 1835800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2020

Commission File Number 001-40019

PIVOTAL INVESTMENT CORPORATION III

(Exact name of registrant as specified in its charter)

Delaware	84-3415215
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

c/o Graubard Miller The Chrysler Building 405 Lexington Avenue New York, NY (Address of principal executive offices)	10174 (zip code)

(212) 818-8800

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fifth of one redeemable warrant	PICC.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	PICC	The New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	PICC WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of April 5, 2021, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated February 8, 2021, as filed with the Securities and Exchange Commission on February 10, 2021, pursuant to Rule 424(b)(4) (SEC File Nos. 333-252063 and 333-252872) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	the trust account not being subject to claims of third parties;

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PIVOTAL INVESTMENT CORPORATION III

FORM 10-K

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Pivotal Investment Corporation III.

We are a blank check company formed under the laws of the State of Delaware on October 6, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on companies exploiting disruptive smart phone technology and the resultant rapidly changing distribution patterns and evolving consumer purchase behavior.

In October 2020, we issued an aggregate of 5,750,000 shares of our Class B common stock (“founders’ shares”) for an aggregate purchase price of $25,000 which was paid to cover certain offering and formation costs of the Company, or approximately $0.004 per share, to Pivotal Investment Holdings III LLC, an affiliate of Jonathan J. Ledecky, our chairman of the board, and Kevin Griffin, our chief executive officer and president (“Sponsor”). In February 2021, we effectuated a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in there being 6,900,000 founder shares outstanding.

On February 11, 2021, we consummated the initial public offering (“IPO”) of 27,600,000 units, including 3,600,000 units subject to the underwriters’ over-allotment option. Each unit (“Unit”) consists of one share of Class A common stock and one-fifth of one redeemable warrant (“Warrant”), with each whole Warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $276,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 7,270,000 warrants (“Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $7,270,000. The Private Warrants were sold to our sponsor. The Private Warrants are identical to the Warrants included in the Units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Transaction costs amounted to $15,695,537, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $515,537 of other offering costs. As of March 31, 2021, $1,338,479 of cash was held outside of the trust account established in connection with the IPO and is available for working capital purposes.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated February 8, 2021, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 8, 2021, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 405 Lexington Avenue, 11th Floor, New York, NY 10174. Graubard Miller, our counsel, provides this office space free of charge. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Class A common stock and Warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols PICC.U, PICC, and PICC WS respectively.

Holders

As of April 6, 2021, there was one registered holder of record of our units, six holders of record of our common stock and two holders of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 11, 2021, we consummated our IPO of 27,600,000 Units, including 3,600,000 Units subject to the underwriters’ over-allotment option. Each Unit consisted of one share of Class A common stock and one-fifth of one redeemable Warrant, with each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $276,000,000. Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. acted as joint book-running managers of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File Nos. 333-252063 and) which was declared effective by the Securities and Exchange Commission on February 8, 2021, and a registration statement on Form S-1MEF (No. 333-333-252872) which became effective automatically upon filing on February 8, 2021.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 7,270,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $7,270,000. The Private Warrants were sold to Pivotal Investment Holdings III LLC, our Sponsor. The Private Warrants are identical to the warrants included in the units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Following the closing of the IPO on February 11, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”).

Transaction costs amounted to $15,695,537, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $515,537 of other offering costs. As of March 31, 2021, we had $1,338,479 of cash held outside of the Trust Account available for working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 6, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from October 6, 2020 (inception) through December 31, 2020, we had a net loss of $851, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had a zero cash balance. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor.

On February 11, 2021, we consummated the Initial Public Offering of 27,600,000 Units, at a price of $10.00 per Unit, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,270,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $7,270,000.

Following the Initial Public Offering, and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the Trust Account. We incurred $15,695,537 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $515,537 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

As of March 31, 2021, our cash balance was approximately $1.3 million. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jonathan J. Ledecky	61	Chairman of the Board
Kevin Griffin	44	Chief Executive Officer, President, and Director
James H.R. Brady	56	Chief Financial Officer
Greg Racz	52	Chief Operating Officer
Katrina Adams	42	Director
Katherine Oliver	57	Director
Sarah Sclarsic	37	Director

Jonathan J. Ledecky has served as our Chairman of the Board of Directors since our inception and served as our Chief Executive Officer from our inception until January 2021. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He has also served as the President and Chief Operating Officer of Northern Star Acquisition Corp. since September 2020 and served as its Chief Executive Officer from July 2020 until September 2020. Northern Star is a blank check company like ours that raised approximately $255,000,000 in its initial public offering in November 2020. In December 2020, Northern Star entered into a definitive agreement for a business combination with Barkbox, Inc. BarkBox is an omni-channel brand for dogs serving over 1 million dogs monthly through BarkBox and Super Chewer subscriptions and broad retail distribution of its comprehensive suite of best-in-class, proprietary products. Mr. Ledecky is also President and Chief Operating Officer of Northern Star Investment Corp. II (“Northern Star II”). Northern Star II is a blank check company like ours that raised approximately $400,000,000 in its initial public offering in January 2021. In February 2021, Northern Star II entered into a definitive agreement for a business combination with Apex Clearing Holdings LLC, the parent company of Apex Clearing Corporation, a custody and clearing engine that’s powering the future of digital wealth management and Apex Pro, a trusted clearing partner to broker-dealers, ATS’s, routing firms, professional trading firms, hedge funds, institutions and emerging managers. Mr. Ledecky is also President and Chief Operating Officer of Northern Star Investment Corp. III, and Northern Star Investment Corp. IV, blank check companies like ours that each raised $400,000,000 in their initial public offerings in March 2021. Each of these blank check companies is currently searching for a target business with which to consummate an initial business combination. Mr. Ledecky was previously the Chief Executive Officer and chairman of the board of directors of Pivotal Investment Corporation II, a blank check company like our company that raised $230,000,000 in its initial public offering in July 2019 and consummated its initial business combination with XL Hybrids, Inc. in December 2020, changing its name to XL Fleet Corp. in connection therewith. XL Fleet is a leading provider of fleet electrification solutions for Class 2-6 commercial vehicles in North America. Mr. Ledecky has been a director of XL Fleet since the business combination. Mr. Ledecky was also Chief Executive Officer and chairman of the board of directors of Pivotal I, a blank check company like our company that raised $230,000,000 in its initial public offering in February 2019. In December 2019, Pivotal I consummated its initial business combination with KLDiscovery, a provider of software and services that help protect corporations from a range of information governance, compliance and data issues. Mr. Ledecky has also served as President and a director of Newtown Lane Holdings, Incorporated, a blank check company, since October 2015. Mr. Ledecky also served as a member of the board of directors of Propel Media, Inc., a digital media holding company, from January 2015 to January 2019. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed its initial business combination with American Apparel, Inc. From January 2007 to May 2009, he served as president, secretary and a director of Victory Acquisition Corp., a blank check company that was unable to consummate an initial business combination. He also served as president, secretary and a director of Triplecrown Acquisition Corp., a blank check company, from June 2007 until it completed its initial business combination with Cullen Agricultural Technologies, Inc. in October 2009. During 2007, he also served as president, secretary and director of Grand Slam Acquisition Corp., Performance Acquisition Corp. and Endeavour International Acquisition Corp., three similarly structured blank check companies that never completed their initial public offerings due to market conditions at the time. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. In addition to the foregoing, Mr. Ledecky served as chairman of the board and chief executive officer of Consolidation Capital Corporation from its formation in February 1997 until March 2000 when it merged with Group Maintenance America Corporation. Mr. Ledecky also has previously served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and a trustee of the U.S. Olympic and Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983. We believe Mr. Ledecky is well-qualified to serve as a member of the board due to his public company experience, including with other similarly structured blank check companies, business leadership, operational experience and contacts.

Kevin Griffin has served as our Chief Executive Officer and President since January 2021 and a member of our board of directors since our inception. Mr. Griffin has been designated as a director by Pivotal Spac Funding III LLC, a managing member of our sponsor, pursuant to our amended and restated certificate of incorporation. Mr. Griffin served as a member of Pivotal II’s board of directors from April 2019 until it consummated its business combination with XL Fleet in December 2020 and has continued to serve on the board of directors of the combined company since such time. He also served as a member of the board of directors of Pivotal I from September 2018 until it consummated its initial business combination with KLDiscovery in December 2019 and has continued to serve on the board of directors of the combined company since such time. During Mr. Griffin’s 20-year career, Mr. Griffin has originated and invested over $5 billion across the capital structure of middle market businesses and has also sat on numerous boards of directors. Mr. Griffin founded MGG Investment Group in October 2014 and has served as its Chief Executive Officer and Chief Investment Officer since such time. Prior to launching MGG Investment Group, Mr. Griffin was a Managing Director with Highbridge Principal Strategies from January 2010 to June 2014, where he was a senior member of the Specialty Lending Platform and a Member of the Highbridge Credit Committee. Prior to this, Mr. Griffin was the Head of Private Investing for Octavian Funds, a hedge fund focused on global investing across debt and equity structures, from 2007 to 2009. From 2003 to 2007, Mr. Griffin was part of Fortress Investment Group in charge of originating and underwriting investment opportunities for the Drawbridge Special Opportunities Fund. Prior to Fortress, Mr. Griffin was an investor with one of the first publicly traded business development companies, American Capital, where he was involved in numerous equity buyout and subordinated debt investments. Mr. Griffin began his career with Houlihan Lokey Howard & Zukin’s Investment Banking Division, focusing primarily on distressed M&A and financial restructurings. The M&A Advisor in May 2015 named Mr. Griffin a winner of its 40 Under 40 Emerging Leaders Award. The Hedge Fund Journal, in association with Ernst & Young, in December 2016 named Mr. Griffin one of 50 “Tomorrow’s Titans”. Mr. Griffin received a BSBA in Finance from Georgetown University. We believe Mr. Griffin is well-qualified to serve as a member of the board due to his business and operational experience and contacts and his prior experience with Pivotal I, KLDiscovery Pivotal II and XL Fleet.

James H.R. Brady has served as our Chief Financial Officer since our inception. He has also served as Chief Financial Officer of Northern Star since July 2020 and of Northern Star II, Northern Star III, and Northern Star IV since November 2020. He previously served as Chief Financial Officer of Pivotal II from its inception until its merger with XL Fleet and served as Chief Financial Officer of Pivotal I from September 2018 until its merger with KLDiscovery. Since 2014, Mr. Brady has provided financial and strategic services to growth companies. Since 2017, he has served as Chief Financial Officer of Airside Mobile, a technology company. From 2014 to 2017, he was Vice President for VSL Pharmaceuticals, a probiotic company. From 2013 to 2014, Mr. Brady was the Chief Financial Officer and General Counsel of Sweetgreen, a high-growth healthy, fast casual restaurant chain. From 2011 to 2013, Mr. Brady was Executive Vice President—Finance and Legal for Audax Health Solutions, a digital health/social media company. From 2009 to 2011, he was Executive Counsel of ODIN Technologies, a RFID software company. Mr. Brady previously served as a corporate and securities attorney with the firms of Hogan & Hartson and Hunton & Williams. Mr. Brady received a BA from the College of William and Mary, a JD from the George Washington National Law Center and a MBA from Darden Graduate School of Business at the University of Virginia.

Greg Racz has served as our Chief Operating Officer since January 2021. Mr. Racz has been President, Chief Legal Officer and a co-founder of MGG Investment Group LP since its inception in October 2014. Prior to joining MGG, he was President, Principal, and Chief Legal Officer of Hutchin Hill Capital, a multi-billion multi-strategy hedge fund, from January 2010 to December 2013. Prior to joining Hutchin Hill, Mr. Racz co-founded Octavian Advisors, LP, a multi-billion multi-strategy investment fund, and served as its President, Chief Operating Officer, and general counsel from February 2006 to December 2009. Mr. Racz was also a member of the corporate department of the law firm Wachtell, Lipton, Rosen & Katz from 1999 to 2006, where he advised on corporate, securities, and compliance matters for Fortune 500 businesses, investment firms, and institutional and high net worth clients, including ConocoPhillips, General Mills, Walt Disney Company, Citigroup, JPMorgan Chase, Fox Paine, Warburg Pincus, a Washington State Investment Board affiliate, and owners of the New Jersey Devils. Prior to Wachtell, Mr. Racz clerked for the D.C. Circuit, U.S. Court of Appeals, was a journalist at The Wall Street Journal and The Buffalo News, and worked at the Manhattan D.A.’s Office. He is a member of the Board of Trustees & Investment Committee of the NYU School of Law Foundation, and was a term member of the Council on Foreign Relations. He is a member of the Pensions & Investments Research Advisory Panel. Mr. Racz received his JD, Order of the Coif, magna cum laude, from NYU School of Law and his BA, magna cum laude and Phi Beta Kappa, from Dartmouth College. Mr. Racz also studied at Oxford University and Leningrad State University.

Katrina Adams has served as a member of our board of directors since January 2021. Ms. Adams previously served as a member of the board of directors of Pivotal II from December 2018 until its business combination with XL Fleet in December 2020 and served as a member of the board of directors of Pivotal I from April 2019 until its business combination with KLDiscovery in December 2019. Ms. Adams has served as the Immediate Past President of the U.S. Tennis Association since January 2019. She was Chairman of the Board and President of the U.S. Tennis Association from January 2015 to January 1, 2019. She also served as Chairman of the U.S. Open during this time. Ms. Adams is the first African-American, first former professional tennis player and youngest person to serve as President in the organization’s 135-year history. She is also the first individual to serve a second two-year term as Chairman of the Board and President. In 2015, Ms. Adams was elected Vice President of the International Tennis Federation and in 2016, she was appointed Chairman of the Fed Cup Committee, which governs the Fed Cup, the largest annual international team competition in women’s sport. She also serves on the board of directors for the International Tennis Hall of Fame. An accomplished tennis professional, Ms. Adams played for 12 years on the Women’s Tennis Association tour, where she ranked as high as No. 67 in the world in singles and No. 8 in doubles, winning 20 career doubles titles and reaching the quarterfinals or better in doubles at all four Grand Slam events. While an active pro, Ms. Adams served on the board of directors of the Women’s Tennis Association as a player representative for four one-year terms and on the Women’s Tennis Association’s Players Association for five two-year terms. After leaving the tour, Ms. Adams was a USTA National Tennis Coach from 1999 to 2002. She also joined the USTA’s Board of Directors in 2005, serving as a Director at Large and as the association’s Vice President and First Vice President before assuming the presidency. She was named the Intercollegiate Tennis Association (“ITA”) Rookie of the Year in 1986 and an NCAA All-American in 1986 and 1987. She also became the first African-American to win the NCAA doubles title in 1987. Among her many accolades, Ms. Adams was honored with the WTA’s Player

Service Award in 1989, 1996 and 1997, and she received the WTA Althea Gibson Award in 2003. In addition, she was inducted into the Northwestern Hall of Fame in 1998, the USTA Midwest Section Hall of Fame in 2005, the Chicago District Tennis Hall of Fame in 2008, the Black Tennis Hall of Fame in 2012, the ITA Women’s Tennis Hall of Fame in 2014 and the USTA Eastern Section Tennis Hall of Fame in 2015. She was also named one of the “25 Influential Black Women in Business” by The Network Journal and as one of Sports Business Daily’s “Game Changers” in 2015. In 2016, she was inducted into the Boys & Girls Clubs of America Alumni Hall of Fame. In addition to her duties with the USTA, Ms. Adams is a contributor on CBS Sports Network’s first all-female sports show, “We Need to Talk.” She also serves as a television analyst for Tennis Channel and as a contributor to Tennis magazine and tennis.com, providing instructional articles and videos. Moreover, since 2005, Ms. Adams has served as the Executive Director of the Harlem Junior Tennis and Education Program, a National Junior Tennis & Learning network chapter based in New York City. Ms. Adams attended Northwestern University, majoring in communications, before deciding to leave school and focus on her professional tennis career. We believe Ms. Adams is well qualified to serve as a member of the board due to her business experience, including with Pivotal II, and contacts.

Katherine Oliver has served as a member of our board of directors since January 2021. Ms. Oliver brings over 25 years of media and entertainment experience to her appointment. She is known for her innovative branding strategies, business development expertise, creativity, and an understanding and commitment to customer service. Ms. Oliver is a founding Principal at the global philanthropic consulting firm Bloomberg Associates, which was established by former New York City Mayor Michael Bloomberg in 2013 to help improve the lives of citizens in cities around the world. Ms. Oliver oversees the media and technology portfolio, advising mayors and international civic leaders on economic development and public communications strategies and helping them harness the power of media and technology to improve government services. Ms. Oliver also advises a diverse range of corporate, cultural and non-profit organizations, including Bloomberg L.P., on cutting-edge content creation and marketing strategies. Katherine manages Bloomberg Philanthropies’ television portfolio producing documentary films about climate change, gun safety, public health and arts and culture. She is also responsible for giving grants to filmmakers and supporting not for profit organizations and museums dedicated to story-telling and creative expression. She is currently on the board of the new Academy Museum in LA and serves on the board of the Ghetto Film School, the Paley Center and the Center for Communication. From 2002 to 2013, Ms. Oliver served under Mayor Bloomberg as New York City’s Commissioner of Media & Entertainment. During her tenure, New York’s media and entertainment industry saw its strongest growth in history, supporting 130,000 jobs and generating direct spending of $7.1 billion annually. Prior to her appointment as Commissioner, Ms. Oliver was the General Manager of Bloomberg Radio & Television from 1996 to 2002. Prior to that she worked as a producer and on-air reporter and starting member of Bloomberg Radio and Television from 1993-1996. Ms. Oliver sits on the board of directors for The Chefs’ Warehouse, Inc. (NASDAQ: CHEF) and 1-800-Flowers.com, Inc. (NASDAQ: FLWS). We believe Ms. Oliver is well qualified to serve on our board of directors due to her extensive knowledge of branding, content creation, and marketing strategy.

Sarah Sclarsic has served as a member of our board of directors since January 2021. Ms. Sclarsic previously served as a member of the board of directors of Pivotal II from June 2019 until its business combination with XL Fleet in December 2020 and she has continued to serve as a board member of the combined company since such time. Ms. Sclarsic is a technology entrepreneur and advisor, consulting for companies in a wide range of areas, from drone delivery to financial software to gene therapy, advising them on fundraising, business strategy, key hires and communications. Since September 2018, Ms. Sclarsic has been conducting research at the MIT Media Lab, an interdisciplinary research laboratory at the Massachusetts Institute of Technology that encourages the unconventional mixing and matching of seemingly disparate research areas. From July 2016 to September 2018, Ms. Sclarsic served as Vice President of Operations of Sentieo, Inc., a producer of software for investors to research and analyze information on public companies. From 2013 to May 2016, she was the founding Business Director at Modern Meadow, Inc., a biotechnology company which developed methods to grow leather without animals. From 2011 to 2013, she was an independent consultant. In 2009, she co-founded Getaround, Inc., a carsharing company, and served as its Director of Operations until 2010. Ms. Sclarsic received a B.A. in bioethics from Harvard University. We believe Ms. Sclarsic is well qualified to serve as a member of the board due to her business experience, including with Pivotal II and XL Fleet, and contacts.

Number and terms of office of officers and directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Katherine Oliver, will expire at our first annual meeting of stockholders. The term of office of the second class of Katrina Adams and Sarah Sclarsic, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jonathan J. Ledecky and Kevin Griffin, will expire at our third annual meeting of stockholders.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Ms. Adams, Ms. Oliver and Ms. Sclarsic are “independent directors” as defined in the listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective February 8, 2021, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Katrina Adams, Katherine Oliver, and Sarah Sclarsic, each of whom is an independent director under NYSE’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	meeting with our independent auditor regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	Appointing or replacing the independent auditor;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of this offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of this offering; and

•

reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Financial Experts on Audit Committee

Each member of the audit committee is financially literate and our board of directors has determined that Katrina Adams qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Nominating Committee

Effective February 8, 2021, we established a nominating committee of the board of directors, which consists of Katrina Adams, Katherine Oliver, and Sarah Sclarsic, each of whom is an independent director under NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective February 8, 2021, we established a compensation committee of the board of directors, which consists of Katrina Adams, Katherine Oliver, and Sarah Sclarsic, each of whom is an independent director under

NYSE’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Our charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Code of Ethics

Effective February 8, 2021, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to 405 Lexington Avenue, 11th Floor, New York, NY 10174.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, initial stockholders, special advisors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Units as the warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Jonathan J. Ledecky (2)	6,600,000	19.1%
Kevin Griffin (2)	6,600,000	19.1%
James H.R. Brady	120,000	*
Katrina Adams	60,000	*
Katherine Oliver	60,000	*
Sarah Sclarsic	60,000	*
Greg Racz	—	—
Pivotal Investment Holdings III LLC	6,600,000	19.1%
All directors and executive officers as a group (seven individuals)	6,900,000	20%
Adage Capital Advisors, LLC (3)	2,000,000	5.8%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is The Chrysler Building, 405 Lexington Avenue, New York, New York 10174.
(2)

Represents shares of Class B common stock held by Pivotal Investment Holdings III, LLC, of which each of Ironbound Partners Fund, LLC, an affiliate of Mr. Ledecky, and Pivotal Spac Funding III LLC, an affiliate of Mr. Griffin, is a managing member. The Class B common stock will automatically convert into Class A common stock on a one-for-one basis, subject to certain adjustments, at the time of our initial Business Combination.

(3)

Represents shares beneficially held by Adage Capital Partners, LP. Adage Capital Advisors, LLC is the managing member of Adage Capital Partners GP, LLC, which is the general partner of Adage Capital Partners, LP. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 22, 2021.

Mr. Ledecky and Mr. Griffin are deemed to be “promoters” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Relationships and Related Party Transactions” contained in our prospectus dated February  8, 2021, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from October 6, 2020 (inception) through December 31, 2020 totaled $55,900. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from October 6, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from October 6, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from October 6, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Bylaws.**

4.1	Specimen Common Stock Certificate. **

4.2	Specimen Warrant Certificate. **

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of Registrant’s Securities.

10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors. **

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement *

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2021
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-252063 and 333-252872).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of April, 2021.

PIVOTAL INVESTMENT CORPORATION III

By:	/s/ Kevin Griffin
Kevin Griffin
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jonathan J. Ledecky Jonathan J. Ledecky	Chairman of the Board	April 6, 2021

/s/ Kevin Griffin Kevin Griffin	Chief Executive Officer, President and Director (Principal Executive Officer)	April 6, 2021

/s/ James H.R. Brady James H.R. Brady	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 6, 2021

/s/ Greg Racz Greg Racz	Chief Operating Officer	April 6, 2021

/s/ Katrina Adams	Director	April 6, 2021
Katrina Adams

/s/ Katherine Oliver Katherine Oliver	Director	April 6, 2021

/s/ Sarah Sclarsic Sarah Sclarsic	Director	April 6, 2021

PIVOTAL INVESTMENT CORPORATION III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

Pivotal Investment Corporation III

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pivotal Investment Corporation III (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholder’s equity and cash flows for the period from October 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

April 5, 2021

PIVOTAL INVESTMENT CORPORATION III

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Deferred offering costs	$51,025

TOTAL ASSETS	$51,025

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued expenses	$851
Accrued offering costs	26,025

Total Liabilities	26,876

Commitments and Contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; no shares issued and outstanding	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding (1)	690
Additional paid-in capital	24,310
Accumulated deficit	(851)

Total Stockholder’s Equity	24,149

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$51,025

(1)

Included an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On February 8, 2021, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in there being an aggregate of 6,900,000 shares outstanding (see Note 5). All share and per share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of these financial statements.

PIVOTAL INVESTMENT CORPORATION III

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$851

Net Loss	$(851)

Weighted average shares outstanding, basic and diluted (1)	6,000,000

Basic and diluted net loss per common shares	$(0.00)

(1)

Excluded an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On February 8, 2021, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in there being an aggregate of 6,900,000 shares outstanding (see Note 5). All share and per share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of these financial statements.

PIVOTAL INVESTMENT CORPORATION III

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM OCTOBER 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance — October 6, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	(851)	(851)

Balance — December 31, 2020	6,900,000	$690	$24,310	$(851)	$24,149

(1)

Included an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On February 8, 2021, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in there being an aggregate of 6,900,000 shares outstanding (see Note 5). All share and per share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of these financial statements.

PIVOTAL INVESTMENT CORPORATION III

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(851)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	851

Net cash provided by operating activities	—

Net Change in Cash	—
Cash — Beginning	—

Cash — Ending	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$26,025

Payment of deferred offering costs in exchange for the issuance of Class B common stock to the Sponsor	$25,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Pivotal Investment Corporation III (the “Company”) was incorporated in Delaware on October 6, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering were declared effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,270,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Pivotal Investment Holdings III LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,270,000, which is described in Note 4.

Transaction costs amounted to $15,695,537, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $515,537 of other offering costs.

Following the closing of the Initial Public Offering on February 11, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tab obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts previously disbursed to management for tax obligations and excluding the amount of deferred underwriting discounts held in the Trust Account) at the time of the agreement to enter into an initial Business Combination. Notwithstanding the foregoing, if the Company is not then listed on the NYSE for whatever reason, it would no longer be required to meet the foregoing 80% fair market value test. The Company intends to only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of Founder Shares (as defined below in Note 5) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct conversions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The holders of Founder Shares (as defined below in Note 5) have agreed (a) to waive their conversion rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) and such period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters are expected agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses in the amount of $1,474,868 was released to the Company for general working capital purposes. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required up to $1,500,000 (see Note 5). Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of this balance sheet. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. On February 11, 2021, offering costs amounting to

$15,695,537 were charged to stockholder’s equity upon the completion of the Initial Public Offering (see Note 1). As of December 31, 2020, there were $51,025 of deferred offering costs recorded in the accompanying balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial as of December 31, 2020.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 shares of Class B common stock that were subject to forfeiture by the Sponsor if the over-allotment option was not exercised by the underwriter (see Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,270,000 Private Placement Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $7,270,000 in a private placement. Each Private Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the sale of Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 6, 2020, the Company’s sponsor (“Sponsor”) paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”). On February 8, 2021, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock resulting in there being an aggregate of 6,900,000 Founder Shares outstanding. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the holders of Founder Shares do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The holders of Founder Shares will agree, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On December 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to MGG Investment Group LP, an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $125,000. The Promissory Note is non-interest bearing and payable on the earlier of July 31, 2021 and the completion of the Initial Public Offering. As of December 31, 2020, there were no borrowings outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s officer, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 8, 2021, the holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Warrants), and warrants (and any shares of Class A common stock issuable upon exercise of such warrants) that may be issued upon conversion of working capital loans will have registration rights to require the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Consulting Agreement

On February 22, 2021, the Company entered into an agreement with a consultant for services related to a potential Business Combination. The agreement specifies that the consultant will provide the Company with advice on due diligence, deal structuring, documentation and obtaining shareholder approval for a cost of $9,917 per month or $119,000 in total if a Business Combination is closed at any time prior to February 22, 2022. The agreement may be terminated by either party by providing thirty (30) days written notice.

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there was no shares of Class A common stock issued and outstanding

Class B Common Stock — The Company is authorized to issue up to 25,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, net of conversions, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent securities issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the initial stockholders or their affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption; and

•

if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Offering, except that the Private Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

Additionally, commencing ninety days after the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;

•

at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company’s Class A common stock;

•

if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders;

•	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and

•

if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock (or a security other than the Class A common stock into which the Class A common stock has been converted or exchanged for in the event the Company is not the surviving company in the initial Business Combination) issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of the Class A common stock for this purpose shall mean the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.