Form 10-Q
period 2021-06-30
Pivotal Investment Corp III
filed 2021-08-16
CIK 1835800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
(212)-818-8800
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fifth of one redeemable warrant	PICC.U	The New York Stock Exchange
Class A Common Stock, $0.0001 par value	PICC	The New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	PICC WS	The New York Stock Exchange
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
As of August 16, 2021, there were
27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PIVOTAL INVESTMENT CORPORATION III
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
PIVOTAL INVESTMENT CORPORATION III
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$972,835	$—
Prepaid expenses	210,940	—

Total Current Assets	1,183,775	—
Deferred offering costs	—	51,025
Marketable securities held in Trust Account	276,027,908	—

TOTAL ASSETS	$277,211,683	$51,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$160,241	$851
Accrued offering costs	91,025	26,025

Total Current Liabilities	251,266	26,876
Warrant liabilities	15,475,900	—
Deferred underwriting fee payable	9,660,000	—

TOTAL LIABILITIES	25,387,166	26,876

Commitments and Contingencies
Class A common stock subject to possible redemption 24,682,451 shares outstanding and none outstanding at redemption value as of June 30, 2021 and December 31, 2020, respectively	246,824,510	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 2,917,549 and 0 shares issued and outstanding (excluding 24,682,451 and 0 shares subject to possible redemption) as of June 30, 2021 and none on December 31, 2020, respectively	292	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding, as of June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	5,137,850	24,310
Accumulated deficit	(138,825)	(851)

Total Stockholders’ Equity	5,000,007	24,149

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,211,683	$51,025

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating and formation costs	$196,310	$326,103

Loss from operations	(196,310)	(326,103)
Other income:
Change in fair value of warrants	6,855,440	686,820
Transaction costs allocated to warrant liabilities	—	(526,599)
Interest earned on marketable securities held in Trust Account	19,281	29,746
Unrealized loss on marketable securities held in Trust Account	(10,351)	(1,838)
Total other income, net	6,864,370	188,129

Net income (loss)	$6,668,060	$(137,974)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,015,645	24,101,033

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,484,355	9,413,919

Basic and diluted net loss per share, Non-redeemable common stock	$0.64	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	6,900,000	$690	$24,310	$(851)	$24,149
Sale of 27,600,000 Unit, net of underwriting discounts, initial value of public and private placement warrants, and offering expenses	27,600,000	2,760	—	—	244,665,582	—	244,668,342
Sale of 7,270,000 Private Placement Warrants	—	—	—	—	7,270,000	—	7,270,000
Class A common stock subject to possible redemption	(24,015,645)	(2,402)	—	—	(240,154,048)	—	(240,156,450)
Net loss	—	—	—	—	—	(6,806,034)	(6,806,034)

Balance – March 31, 2021	3,584,355	$358	6,900,000	$690	$11,805,844	$(6,806,885)	$5,000,007
Change in fair value of Class A common stock subject to possible redemption	(666,806)	(66)	—	—	(6,667,994)	—	(6,668,060)
Net income	—	—	—	—	—	6,668,060	6,668,060

Balance – June 30, 2021	2,917,549	$292	6,900,000	$690	$5,137,850	$(138,825)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(137,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(686,820)
Interest earned on marketable securities held in Trust Account	(29,746)
Transaction costs allocated to warrant liabilities	526,599
Unrealized loss on marketable securities held in Trust Account	1,838
Changes in operating assets and liabilities:
Prepaid expenses	(210,940)
Accounts payable and accrued expenses	159,390

Net cash used in operating activities	(377,653)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)

Net cash used in investing activitie s	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Warrants	7,270,000
Repayment of promissory note – related party	(125,000)
Proceeds from promissory note – related party	125,000
Payment of offering costs	(399,512)

Net cash provided by financing activities	277,350,488

Net Change in Cash	972,835
Cash – Beginning of period	—

Cash – End of period	$972,835

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$91,025

Initial classification of Class A common stock subject to possible redemption	241,993,920

Change in value of Class A common stock subject to possible redemption	$4,830,590

Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
for the period ended December 31, 2020, as filed with the SEC on April 6, 2021. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 8, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.
Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using Monte Carlo simulation methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 9).
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).
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
JUNE 30, 2021
(Unaudited)

those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inceptio
n.
The provision for income taxes was deemed to be immaterial for the three and six months ended
June 30, 2021.
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
The Company’s statements of operations include a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class
method of loss per share. Net loss per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of loss on marketable securities held by the Trust Account by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.
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
non-redeemable
shares’ proportionate interest.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$8,930	$27,908
Less: interest available for payment of taxes	(8,930)	(27,908)

Net income attributable	$—	$—

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	24,015,645	24,101,033

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Income (Loss) minus Net Earnings
Net income (loss)	$6,668,060	$(137,974)
Net income (loss) allocable to Class A Common stock subject to possible redemption	—	—

Non-Redeemable Net Income (Loss)	$6,668,060	$(137,974)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,484,355	9,413,919

Basic and diluted net loss per share, Non-redeemable common stock	$0.64	$(0.01)

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
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU2020-06”),whichsimplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,270,000 Private Placement Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $7,270,000 in a private placement. Each Private Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the sale of Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless. As a result of the difference between the purchase price of the Private Placement Warrants of $1.00 and the fair value of $1.61, the Company recorded a charge of $4,441,970 which is recorded in the change in fair value of warrant liability for the period ended June 30, 2021.
NOTE 5. RELATED PARTY TRANSACTIONS
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
JUNE 30, 2021
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES
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
Consulting Agreement
On February 22, 2021, the Company entered into an agreement with a consultant for services related to a potential Business Combination. The agreement specifies that the consultant will provide the Company with advice on due diligence, deal structuring, documentation and obtaining shareholder approval for a cost of $9,917 per month or $119,000 in total if a Business Combination is closed at any time prior to February 22, 2022. The agreement may be terminated by either party by providing thirty (30) days written notice. For the three and six months ended June 30, 2021, the company incurred incurred and paid approximately $19,800 and
$49,600

in fees related to these services, respectively.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021, there were 2,917,549 shares of Class A common stock issued and outstanding, excluding 24,682,451 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
 —
The Company is authorized to issue up to 25,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.
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
JUNE 30, 2021
(Unaudited)

NOTE 8. WARRANTS
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
JUNE 30, 2021
(Unaudited)
NOTE 9. FAIR VALUE MEASUREMENTS
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
At June 30, 2021, assets held in the Trust Account were comprised of $276,027,908 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	February 08, 2021	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$—	$276,027,908

Liabilities:
Warrant Liability – Public Warrants	1	$11,711,970	6,679,200
Warrant Liability – Private Placement Warrants	3	8,892,720	8,796,700
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Public Warrants and the Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units on February 11, 2021, the close price of the public warrant price will be used as the fair value as of each relevant date.
The following table provides quantitative information regarding Level 3 fair value measurements:

	At February 8, 2021 (Initial Measurement)	As of June 30, 2021
Stock price	$10.00	$9.75
Strike price	$11.50	$11.50
Term (in years)	6.00	5.61
Volatility	24.0%	18.2%
Risk-free rate	0.65%	0.97%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement(1)	Public	Warrant Liabilities
Initial measurement on February 8, 2021	$11,711,970	$8,892,720	20,604,690
Change in valuation inputs or other assumptions	981,450	745,200	1,726,650

Fair value as of March 31, 2021	12,693,420	9,637,920	22,331,340
Change in valuation inputs or other assumptions	(3,896,720)	(2,958,720)	(6,855,440)

Fair value as of June 30, 2021	$8,796,700	$6,679,200	15,475,900

(1)
As a result of the difference in fair value of $1.61 per share of the Private Placement warrants and the purchase of $1.00 per share (see Note 4), the Company recorded a charge of $4.4 million as of the date of the Private Placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in fair value of the warrant liability in the statements of operations

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $6,679,200.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 10. SUBSEQUENT EVENTS
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
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K
& Form 10K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2021, we incurred a net income of $6,668,060, which primarily consisted of change in fair value of warrant liability of $6,855,440 and interest earned on marketable securities held in Trust Account of $19,281, offset by formation and operating costs of $196,310 and unrealized loss on marketable securities held in Trust Account of $10,351.
For the six months ended June 30, 2021, we incurred a net loss of $137,974, which primarily consisted of operation and formation costs of $852,702 and unrealized loss on marketable securities held in Trust Account of $1,838 offset by change in fair value of warrant liability of $686,820 and interest earned on marketable securities held in Trust Account of $29,746.
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
For the six months ended June 30, 2021, cash used in operating activities was $377,653. Net loss of $137,974 was affected by interest earned on marketable securities held in the Trust Account of $29,746, unrealized loss on marketable securities held in trust account of $1,838, the change in the fair value of the warrant liability of $686,820 and transaction costs associated with the warrants of $526,599. Changes in operating assets and liabilities used $51,550 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $276,027,908 (including $27,908 of interest income and unrealized gain on marketable securities held in trust account) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2021, our cash balance was approximately $1 million. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liability
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
13a-15f
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
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
Form 10-Q.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL INVESTMENT CORPORATION III

Date: August 16, 2021	By:	/s/ Kevin Griffin
	Name:	Kevin Griffin
	Title:	Chief Executive Officer and
(Principal Executive Officer Officer)

Date: August 16, 2021	By:	/s/ Jim Brady
	Name:	Jim Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)