Form 10-Q
period 2021-09-30
Pivotal Investment Corp III
filed 2021-11-15
CIK 1835800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
As of November 15, 2021, there were
 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PIVOTAL INVESTMENT CORPORATION III
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
PIVOTAL INVESTMENT CORPORATION III
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$807,853	$—
Prepaid expenses	171,940	—

Total Current Assets	979,793	—
Deferred offering costs	—	51,025
Marketable securities held in Trust Account	276,038,248	—

TOTAL ASSETS	$277,018,041	$51,025

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$185,046	$851
Accrued offering costs	31,025	26,025

Total Current Liabilities	216,071	26,876
Warrant liabilities	11,255,200	—
Deferred underwriting fee payable	9,660,000	—

TOTAL LIABILITIES	21,131,271	26,876

Commitments and Contingencies
Class A common stock subject to possible redemption 27,600,000 shares outstanding and none outstanding at redemption value as of September 30, 2021 and December 31, 2020, respectively	276,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding, as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(20,113,920)	(851)

Total Stockholders’ (Deficit) Equity	(20,113,230)	24,149

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$277,018,041	$51,025

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine months Ended September 30, 2021
Operating and formation costs	$168,787	$494,890

Loss from operations	(168,787)	(494,890)
Other income (expenses):
Change in fair value of warrant liabilities	4,220,700	4,907,520
Transaction costs allocated to warrant liabilities	—	(526,599)
Interest earned on marketable securities held in Trust Account	16,642	46,388
Unrealized loss on marketable securities held in Trust Account	(6,302)	(8,140)

Total other income, net	4,231,040	4,419,169

Net income	$4,062,253	$3,924,279

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	23,353,846

Basic and diluted net income per share, Class A common stock	$0.12	$0.13

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,761,538

Basic and diluted net income per share, Class B common stock	$0.12	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2021	6,900,000	$690	$24,310	$(851)	$24,149
Remeasurement adjustment on redeemable common stock	—	—	(7,294,310)	(24,037,348)	(31,331,658)
Sale of 7,270,000 Private Placement Warrants	—	—	7,270,000	—	7,270,000
Net loss	—	—	—	(6,806,034)	(6,806,034)

Balance – March 31, 2021 ( restated , See Note 2)	$6,900,000	$690	$—	$(30,844,233)	$(30,843,543)
Net income	—	—	—	6,668,060	6,668,060

Balance – June 30, 2021 ( restated , See Note 2)	$6,900,000	$690	$—	$(24,176,173)	$(24,175,483)
Net income	—	—	—	4,062,253	4,062,253

Balance – September 30, 2021	$6,900,000	$690	$—	$(20,113,920)	$(20,113,230)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:

Net income	$3,924,279
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,907,520)
Interest earned on marketable securities held in Trust Account	(46,388)
Transaction costs allocated to warrant liabilities	526,599
Unrealized loss on marketable securities held in Trust Account	8,140
Changes in operating assets and liabilities:
Prepaid expenses	(171,940)
Accounts payable and accrued expenses	184,195

Net cash used in operating activities	$(482,635)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$(276,000,000)

Net cash used in investing activities	$(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$270,480,000
Proceeds from sale of Private Warrants	7,270,000
Repayment of promissory note – related party	(125,000)
Proceeds from promissory note – related party	125,000
Payment of offering costs	(459,512)

Net cash provided by financing activities	$277,290,488

Net Change in Cash	$807,853
Cash – Beginning of period	—

Cash – End of period	$807,853

Non-Cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$31,331,658
Offering costs included in accrued offering costs	$31,025

Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering were declared effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,270,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Pivotal Investment Holdings III LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,270,000, which is described in Note 5.
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
While the
Company’s management has broad discretion with respect to the specific application of
the cash held outside of the Trust Account
, substantially all of
the net proceeds
from
the Initial Public Offering and the sale of the Private
Placement
Warrants,
which are placed in the Trust Account,
are intended to be applied generally toward completing a Business Combination.
The Company must complete its initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts previously disbursed to management for tax obligations and excluding the amount of deferred underwriting discounts held in the Trust Account) at the time of the agreement to enter into an initial Business Combination. Notwithstanding the foregoing, if the Company is not then listed on the NYSE for whatever reason, it would no longer be required to meet the foregoing 80% fair market value test. The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of Founder Shares (as defined below in Note 6) have agreed to vote their Founder Shares (as defined below in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they vote, irrespective of whether they vote for or against the proposed Business Combination.
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
The holders of Founder Shares (as defined below in Note 6) have agreed (a) to waive their conversion rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business
combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) and such period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The holders of Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters are expected agreed to waive their rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $
10.00
per share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $
10.00
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
Liquidity and Going Concern
As of September 30, 2021, the Company had $807,853 in its operating bank accounts, $276,038,248 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of
$863,703. As of September 30, 2021, approximately $38,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of and for the periods ended September 30, 2021, management identified errors made in its historical financial statements, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the previously issued financial statements to adjust initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and common stock.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the related impact was material to all previously presented financial statements. The Company, in consultation with its Audit Committee, concluded that its previously issued financial statements will need to be restated to report all public shares as temporary equity. As such the Company is reporting upon restating to those periods in this Quarterly Report.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 11, 2021	As Previously Reported	Adjustment	As Restated
	Restated
Class A common stock subject to possible redemption	$241,993,920	$34,006,080	$276,000,000
Class A common stock	$340	$(340)	$—
Additional paid-in capital	$9,968,392	$(9,968,392)	$—
Accumulated deficit	$(4,969,420)	$(24,037,348)	$(29,006,768)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(34,006,080)	$(29,006,078)

Condensed Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$240,156,450	$35,843,550	$276,000,000
Class A common stock	$358	$(358)	$—
Additional paid-in capital	$11,805,844	$(11,805,844)	$—
Accumulated deficit	$(6,806,885)	$(24,037,348)	$(30,844,233)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(35,843,550)	$(30,843,543)

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$246,824,510	$29,175,490	$276,000,000
Class A common stock	$292	$(292)	$—
Additional paid-in capital	$5,137,850	$(5,137,850)	$—
Accumulated deficit	$(138,825)	$(24,037,348)	$(24,176,173)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(29,175,490)	$(24,175,483)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	24,199,392	(9,313,999)	14,885,393
Basic and diluted net income per share, Common stock subject to possible redemption	$—	0.32	$0.32
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,319,429	(1,834,036)	6,485,393
Basic and diluted net income per share, Non-redeemable common stock	$(0.82)	$0.50	$(0.32)

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	24,015,645	3,584,355	27,600,000
Basic and diluted net income per share, Common stock subject to possible redemption	$—	0.19	$0.19
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,484,355	(3,584,355)	6,900,000
Basic and diluted net loss per share, Non-redeemable common stock	$0.64	$(0.45)	$0.19

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	24,101,033	(2,787,700)	21,313,333
Basic and diluted net income per share, Common stock subject to possible redemption	$—	—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,413,919	(2,718,919)	6,695,000
Basic and diluted net income per share, Non-redeemable common stock	$(0.01)	$0.01	$—

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 27,600,000 Units, net of underwriter discounts and offering expenses	$251,938,342	$(251,938,342)	$—
Initial value of common stock subject to redemption	$(240,156,450)	$240,156,450	$—
Remeasurement adjustment on redeemable common stock	$—	$(31,331,658)	$(31,331,658)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(35,843,550)	$(30,843,543)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(29,175,490)	$(24,175,483)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Supplemental disclosures of non-cash investing and financing activities
Change in value of common stock subject to possible redemption	$(1,837,470)	$1,837,470	$—

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Balance Sheet as of February 11, 2021	As Previously Reported	Adjustment	As Restated
	Restated

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Supplemental disclosures of non-cash investing and financing activities
Change in value of common stock subject to possible redemption	$4,830,590	$(4,830,590)	$—
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form

10-K

for the period ended December 31, 2020, as filed with the SEC on April 6, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Marketable Securities Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued are included in the remeasurement adjustment from carrying value to redemption value.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in

capital (to the extent available) and accumulated deficit.
At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	$(8,892,720)
Class A common stock issuance costs	$(22,438,938)
Plus:
Remeasurement adjustment from carrying value to redemption value	$31,331,658

Class A common stock subject to possible redemption, 12/31/20	$276,000,000
Remeasurement adjustment from carrying value to redemption value	—
Class A common stock subject to possible redemption, 9/30/21	$276,000,000

Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a warrant liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as an on-cash gain or loss on the statements of operations.
The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock, and as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using the Modified Black Scholes Option
Pricing model.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 11).
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than
-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be immaterial for the three and nine months ended September 30, 2021.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. The Company applies the two-class
method in calculating earnings per share.
Remeasurement adjustment
associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 12,790,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$3,249,802	$812,451	$3,043,196	$881,083
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	23,353,846	6,761,538

Basic and diluted net income per common stock	$0.12	$0.12	$0.13	$0.13
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature, except for warrant liabilities.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,270,000 Private Placement Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $7,270,000 in a private placement. Each Private Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the sale of Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants will expire worthless. As a result of the difference between the purchase price of the Private Placement Warrants of $1.00 and the fair value of $1.61, the Company recorded a charge of $4,441,970 which is recorded in the change in fair value of warrant liability for the period ended September 30, 2021.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
The holders of Founder Shares will agree, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of:(A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Promissory Note — Related Party
On December 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to MGG Investment Group LP, an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $125,000. The Promissory Note was non-interest
bearing and repaid on the completion of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Consulting Agreement
On February 22, 2021, the Company entered into an agreement with a consultant for services related to a potential Business Combination. The agreement specifies that the consultant will provide the Company with advice on due diligence, deal structuring, documentation and obtaining shareholder approval for a cost of $9,917 per month or $119,000 in total if a Business Combination is closed at any time prior to February 22, 2022. The agreement may be terminated by either party by providing thirty (30) days written notice. For the three and nine months ended September 30, 2021, the company incurred and paid approximately $22,989 and $72,572 in fees related to these services, respectively. Effective September 30, 2021, this agreement was terminated.
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
 —
The Company is authorized to issue up to 25,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that arere-measured and reported at fair value at least annually.
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
At September 30, 2021, assets held in the Trust Account were comprised of $276,038,248 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	February 08, 2021	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$—	$276,038,248
Liabilities:
Warrant Liability – Private Placement Warrants	1	$11,711,970	6,397,600
Warrant Liability – Public Warrants	2	8,892,720	4,857,600
The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Public Warrants and the Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units on February 11, 2021, the close price of the public warrant price will be used as the fair value as of each relevant date. At September 30, 2021 the Private Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on February 11 , 2021	$11,711,970	$8,892,720	$20,604,690
Change in valuation inputs or other assumptions	981,450	745,200	1,726,650
Transfer to Level 1	—	(9,637,920)	(9,637,920)

Fair value as of March 31, 2021	12,693,420	—	12,693,420
Change in fair value	(3,896,720)	—	(3,896,720)

Fair value as of June 30, 2021	$8,796,700	$—	$8,796,700
Change in fair value	(2,399,100)	—	(2,399,100)
Transfer to Level 2	(6,397,600)	—	(6,397,600)

Fair value as of September 30, 202 1	$—	$—	$—

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement(1)	Public	Warrant Liabilities
Initial measurement on February 11 , 2021	$11,711,970	$8,892,720	20,604,690
Change in valuation inputs or other assumptions	981,450	745,200	1,726,650

Fair value as of March 31, 2021	12,693,420	9,637,920	22,331,340
Change in valuation inputs or other assumptions	(3,896,720)	(2,958,720)	(6,855,440)

Fair value as of June 30, 2021	$8,796,700	$6,679,200	15,475,900
Change in valuation inputs or other assumptions	(2,399,100)	(1,821,600)	(4,220,700)

Fair value as of September 30, 2021	$6,397,600	$4,857,600	11,255,200

(1)
As a result of the difference in fair value of $1.61 per share of the Private Placement warrants and the purchase of $1.00 per share (see Note 4), the Company recorded a charge of $4.4 million as of the date of the Private Placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in fair value of the warrant liability in the statements of operations

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $9,637,920. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the nine months ended September 30, 2021 was $6,397,600.
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
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K&
Form 10 K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this
Form10-Qincluding,
without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form10-Kfinal prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Basic and diluted net income (loss) per share, Class A common stock within the results of operations has been amended and restated to give effect to the restatement of our financial statements as of February 11, 2021, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended September 30, 2021, we incurred net income of $4,062,253, which primarily consisted of change in fair value of warrant liabilities of $4,220,700 and interest earned on marketable securities held in Trust Account of $16,642, offset by, formation and operating costs of $168,787 and unrealized loss on marketable securities held in Trust Account of $6,302.
For the nine months ended September 30, 2021, we incurred net income of $3,924,279, which primarily consisted of change in fair value of warrant liabilities of $4,907,520 and interest earned on marketable securities held in Trust Account of $46,388, offset by, formation and operating costs of $494,890, transactions costs of $526,599, and unrealized loss on marketable securities held in Trust Account of $8,140.
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
For the nine months ended September 30, 2021, cash used in operating activities was $482,635. Net income of $3,924,279 was affected by interest earned on marketable securities held in the Trust Account of $46,388, unrealized loss on marketable securities held in trust account of $8,140, the change in the fair value of the warrant liabilities of $4,907,520 and transaction costs associated with the warrants of $526,599. Changes in operating assets and liabilities provided $12,255 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $276,038,248 (including $38,248 of interest income and unrealized loss on marketable securities held in trust account) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liability
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
— Contracts in Entity’s Own Equity
(Subtopic815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
We determined that we had initially recorded our public and private warrants as equity instruments instead of as liabilities in our balance sheet as of February 11, 2021 which we filed on Form 8-K on February 18, 2021. We subsequently amended and restated the February 11, 2021 financial statements with our filing of an amended Form 8-K which we filed on May 19, 2021. We determined that our error in accounting for these warrants represented a material weakness in our internal controls. Within this Quarterly Report on Form 10-Q, we are reporting the restatement of our balance sheet as of February 11, 2021 and our financial statements as of and for the periods ending March 31, 2021 and June 30, 2021, to correct for the classification of a portion of the Class A common stock subject to possible redemption. We determined that the error in accounting for the shares subject to redemption represented a material weakness in our internal control over financial reported relating to our accounting for complex financial instruments.
As required by Rules13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statement described in Note 2 to the accompanying financial statements had not yet been identified. Management has identified a material weakness in internal controls related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II - OTHER INFORMATION

Item 1.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequently in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of September 30, 2021.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On February 11, 2021, we consummated the Initial Public Offering of 27,600,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Citigroup acted as sole the book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on
Form S-1(No. 333-252080
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

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL INVESTMENT CORPORATION III

Date: November 15, 2021	By:	/s/ Kevin Griffin
	Name:	Kevin Griffin
	Title:	Chief Executive Officer and
(Principal Executive Officer Officer)

Date: November 15, 2021	By:	/s/ Jim Brady
	Name:	Jim Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)