Form 10-Q
period 2022-03-31
Pivotal Investment Corp III
filed 2022-05-16
CIK 1835800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40019

PIVOTAL INVESTMENT CORPORATION III
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3415215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Chrysler Building
405 Lexington Avenue, 11th Floor
New York, NY,

10174
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
1
6
, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PIVOTAL INVESTMENT CORPORATION III
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
PIVOTAL INVESTMENT CORPORATION III
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$334,253	$563,923
Prepaid expenses	103,770	135,734

Total Current Assets	438,023	699,657
Marketable securities held in Trust Account	276,116,810	276,079,114

TOTAL ASSETS	$276,554,833	$276,778,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,054,914	$1,460,005

Total Current Liabilities	2,054,914	1,460,005
Warrant liabilities	5,883,400	12,150,500
Deferred underwriting fee payable	9,660,000	9,660,000

TOTAL LIABILITIES	17,598,314	23,270,505

Commitments and Contingencies
Class A common stock subject to possible redemption 27,600,000 shares outstanding at redemption value as of March 31, 2022 and December 31, 2021	276,000,000	276,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding, as of March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(17,044,171)	(22,492,424)

Total Stockholders’ Deficit	(17,043,481)	(22,491,734)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,554,833	$276,778,771

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Operating and formation costs	$856,543	$129,793

Loss from operations	(856,543)	(129,793)
Other income (expenses):
Change in fair value of warrant liabilities	6,267,100	(6,168,620)
Transaction costs allocated to warrant liabilities	—	(526,599)
Interest earned on marketable securities held in Trust Account	35,833	10,465
Unrealized gain on marketable securities held in Trust Account	1,863	8,513

Total other income (expense), net	6,304,796	(6,676,241)

Net income (loss)	$5,448,253	$(6,806,034)

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	14,885,393

Basic and diluted net income (loss) per share, Class A common stock	$0.16	$(0.32)

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,485,393

Basic and diluted net income (loss) per share, Class B common stock	$0.16	$(0.32)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,900,000	$690	$—	$(22,492,424)	$(22,491,734)
Net incom e	—	—	—	—	—	5,448,253	5,448,253

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$(17,044,171)	$(17,043,481)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	6,900,000	$690	$24,310	$(851)	$24,149
Remeasurement adjustment on redeemable common stock	—	—	—	—	(7,294,310)	(24,037,348)	(31,331,658)
Sale of 7,270,000 Private Placement Warrants	—	—	—	—	7,270,000	—	7,270,000
Net los s	—	—	—	—	—	(6,806,034)	(6,806,034)

Balance – March 31, 2021	—	$—	6,900,000	$690	$—	$(30,844,233)	$(30,843,543)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,448,253	$(6,806,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,267,100)	6,168,620
Transaction costs allocated to warrant liabilities	—	526,599
Interest earned on marketable securities held in Trust Account	(35,833)	(10,465)
Unrealized gain on marketable securities held in Trust Account	(1,863)	(8,513)
Changes in operating assets and liabilities:
Prepaid expenses	31,964	(21,923)
Accounts payable and accrued expenses	594,909	124,257

Net cash used in operating activities	(229,670)	(27,459)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)

Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,270,000
Proceeds from promissory notes – related party	—	125,000
Repayment of promissory notes – related party	—	(125,000)
Payment of offering costs	—	(384,062)

Net cash provided by in financing activities	—	277,365,938

Net Change in Cash	(229,670)	1,338,479
Cash – Beginning	$563,923	—

Cash – Ending	$334,253	$1,338,479

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$106,475

Remeasurement adjustment on redeemable common stock	$—	$31,331,658

Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on February 11,2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16)of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tab obligations.
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
MARCH 31, 2022
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheets. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern
At March 31, 2022, the Company had $334,253 in its operating bank accounts, $276,116,810 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,500,081, net of interest on trust. As of March 31, 2022, approximately $116,810 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-K for
the period ended December 31, 2021, as filed with the SEC on April 7, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs amounting to $15,168,938 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $526,599 were expensed as of the date of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
Components of Equity
Upon the Initial Public Offering, the Company issued Class A common stock and Public Warrants. The Company also issued Private Placement Warrants. The Company allocated the proceeds received from the issuance using the with-and-without
method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $20,604,690 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $22,438,938 to the Class A common stock. All of the 27,600,000 shares of Class A common stock are presented within temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Warrant Liabilities
The Company assessed its warrants under ASC
480-25,
“Distinguishing liabilities from equity” and ASC
815-40
“Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as warrant liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the condensed balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022.
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
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$4,358,602	$1,089,651	$(4,740,607)	$(2,065,427)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	14,885,393	6,485,393

Basic and diluted net income (loss) per common stock	$0.16	$0.16	$(0.32)	$(0.32)

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 8).
Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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

Our Sponsor subsequently transferred certain shares to our officers and directors and other third parties in each case at the same per-share purchase price paid by our initial stockholders. On February 8, 2021, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock resulting in there being an aggregate of 6,900,000 Founder Shares outstanding. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one
basis, subject to adjustments as described in Note 6.

The Founder Shares included an aggregate of up to
900,000
shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will own, on an as-converted
basis,
20
% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the holders of Founder Shares do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Related Party—Consulting Agreement
On February 22, 2021, the Company entered into an agreement with a family member of the CEO and President for services related to a potential Business Combination. The agreement specifies that the consultant will provide the Company with advice on due diligence, deal structuring, documentation and obtaining shareholder approval for a cost of $9,917 per month or $119,000 in total if a Business Combination is closed at any time prior to February 22, 2022. The agreement may be terminated by either party by providing thirty (30) days written notice. For the period ended December 31, 2021, the company incurred and paid approximately $72,600 in fees related to these services. Effective September 30, 2021, this agreement was terminated.
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
Underwriter’s Agreement
The underwriters from the initial public offering are entitled to a deferred fee of
$0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s shares of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were
 27,600,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue up to 25,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. FAIR VALUE MEASUREMENTS
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
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $276,116,810 and $276,079,114, respectively, in which is invested primarily in U.S. Treasury Securities. Through March 31, 2022 and December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.
The following table presents information
about
the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

	Level	December 31, 2021	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$276,079,114	$276,116,810
Liabilities:
Warrant Liability – Private Placement Warrants	1	6,906,500	3,344,200
Warrant Liability – Public Warrants	2	5,244,000	2,539,200
Warrant Liabilities
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying March 31, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
At March 31, 2022, the values of the Public Warrants and Private Placement Warrants were $2,539,200 and $3,344,200, respectively, based on a fair value of $0.46 per warrant.
At December 31, 2021, the values of the Public Warrants and Private Placement Warrants were $5,244,000 and $6,906,500, respectively, based on a fair value of $0.95 per warrant.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$6,906,500	$5,244,000	$12,150,500
Change in valuation inputs or other assumptions	(3,562,300)	(2,704,800)	(6,267,100)

Fair value as of March 31, 2022	$3,344,200	$2,539,200	$5,883,400

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 9. SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended March 31, 2022, we incurred net income of $5,448,253, which primarily consisted of change in fair value of warrant liabilities of $6,267,100 and interest earned on marketable securities held in Trust Account of $35,833 and unrealized gain on marketable securities held in Trust Account of $1,863, offset by operating and formation costs of $856,543.
For the three months ended March 31, 2021, we incurred net loss of $6,806,034, which primarily consisted of operating and formation costs of $129,793, transaction costs of $526,599 and change in fair value of warrant liabilities of $6,168,620, offset by interest earned on marketable securities held in Trust Account of $10,465, and unrealized gain on marketable securities held in Trust Account of $8,513.
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
For the three months ended March 31, 2022, cash used in operating activities was $229,670. Net income of $5,448,253 was affected by interest earned on marketable securities held in the Trust Account of $35,833, unrealized gain on marketable securities held in trust account of $1,863 and the change in the fair value of the warrant liabilities of $6,267,100. Changes in operating assets and liabilities provided $626,873 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $27,459. Net loss of $6,806,034 was affected by interest earned on marketable securities held in the Trust Account of $10,465, unrealized gain on marketable securities held in trust account of $8,513, the change in the fair value of the warrant liabilities of $6,168,620 and transaction costs associated with the warrants of $526,599. Changes in operating assets and liabilities provided $102,334 of cash for operating activities.
At March 31, 2022, we had marketable securities held in the Trust Account of $276,116,810 (including $116,810 of interest income and unrealized gain on marketable securities held in trust account) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
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
If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through at least one year from issuance date of these condensed financial statements. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities
The company assessed its warrants under ASC
480-25,
“Distinguishing liabilities from equity” and ASC
815-40
“Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the condensed balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable shares of Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of our condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit.

Net Income (Loss) Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per common share because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Remeasurement associated with the redeemable Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4.	Controls and Procedures
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)under
the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and related party transactions. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarter Report present fairly in all material respects our condensed financial position, results of operations and cash flows for the period presented.
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
PART II - OTHER INFORMATION

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
As described elsewhere in this report, in connection with the preparation of our financial statements as of March 31, 2022, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of March 31, 2022. Management also identified errors in our identification and disclosure of related party transactions.
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
We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL INVESTMENT CORPORATION III

Date: May 16, 2022	By:	/s/ Kevin Griffin
	Name:	Kevin Griffin
	Title:	Chief Executive Officer and
(Principal Executive Officer Officer)

Date: May 16, 2022	By:	/s/ Jim Brady
	Name:	Jim Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)