Form 10-Q
period 2022-06-30
Pivotal Investment Corp III
filed 2022-08-15
CIK 1835800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
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
of the Exchange Ac
t).    Yes  ☒    No  ☐
As of August
1
5
, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PIVOTAL INVESTMENT CORPORATION III
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
PIVOTAL INVESTMENT CORPORATION III
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$225,302	$563,923
Prepaid expenses	79,306	135,734

Total Current Assets	304,608	699,657
Marketable securities held in Trust Account	276,443,870	276,079,114

TOTAL ASSETS	$276,748,478	$276,778,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,104,415	$1,460,005
Income taxes payable	5,564	—

Total Current Liabilities	2,109,979	1,460,005
Warrant liabilities	1,406,900	12,150,500
Deferred underwriting fee payable	9,660,000	9,660,000

TOTAL LIABILITIES	13,176,879	23,270,505

Commitments and Contingencies
Class A common stock subject to possible redemption 27,600,000 shares outstanding at redemption value as of June 30, 2022 and December 31, 2021	276,084,386	276,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding, as of June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(12,513,477)	(22,492,424)

Total Stockholders’ Deficit	(12,512,787)	(22,491,734)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,748,478	$276,778,771

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$182,916	$196,310	$1,039,459	$326,103

Loss from operations	(182,916)	(196,310)	(1,039,459)	(326,103)
Other i ncome (expense):
Change in fair value of warrant liabilities	4,476,500	6,855,440	10,743,600	5,128,790
Fair value in excess of purchase price of private warrants	—	—	—	(4,441,970)
Transaction costs allocated to warrant liabilities	—	—	—	(526,599)
Interest earned on marketable securities held in Trust Account	318,092	19,281	353,925	29,746
Unrealized gain (loss) on marketable securities held in Trust Account	8,968	(10,351)	10,831	(1,838)

Total other income, net	4,803,560	6,864,370	11,108,356	188,129

Income (loss) before provision for income taxes	4,620,644	6,668,060	10,068,897	(137,974)
Provision for income taxes	(5,564)	—	(5,564)	—

Net income (loss)	$4,615,080	$6,668,060	$10,063,333	$(137,974)

Weighted average shares outstanding, Class A common stock	27,600,000	27,600,000	27,600,000	21,313,333

Basic and diluted net income (loss) per share, Class A common stock	$0.13	$0.19	$0.29	$0.00

Weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,695,000

Basic and diluted net income (loss) per share, Class B common stock	$0.13	$0.19	$0.29	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,900,000	$690	$—	$(22,492,424)	$(22,491,734)
Net income	—	—	—	—	—	5,448,253	5,448,253

Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$(17,044,171)	$(17,043,481)
Remeasurement adjustment on redeemable common stock						(84,386)	(84,386)
Net income	—	—	—	—	—	4,615,080	4,615,080

Balance – June 30, 2022	—	$—	6,900,000	$690	$—	$(12,513,477)	$(12,512,787)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	6,900,000	$690	$24,310	$(851)	$24,149
Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,310)	(24,037,348)	(24,061,658)
Net loss	—	—	—	—	—	(6,806,034)	(6,806,034)

Balance – March 31, 2021	—	$—	6,900,000	$690	$—	$(30,844,233)	$(30,843,543)
Net income	—	—	—	—	—	6,668,060	6,668,060

Balance – June 30, 2021	—	$—	6,900,000	$690	$—	$(24,176,173)	$(24,175,483)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$10,063,333	$(137,974)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(10,743,600)	(5,128,790)
Fair value in excess of purchase price of private warrants	—	4,441,970
Transaction costs allocated to warrant liabilities	—	526,599
Interest earned on marketable securities held in Trust Account	(353,925)	(29,746)
Unrealized (gain) loss on marketable securities held in Trust Account	(10,831)	1,838
Changes in operating assets and liabilities:
Prepaid expenses	56,428	(210,940)
Accounts payable and accrued expenses	644,410	159,390
Income taxes payable	5,564	—

Net cash used in operating activities	(338,621)	(377,653)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)

Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,270,000
Proceeds from promissory notes – related party	—	125,000
Repayment of promissory notes – related party	—	(125,000)
Payment of offering costs	—	(399,512)

Net cash provided by financing activities	—	277,350,488

Net Change in Cash	(338,621)	972,835
Cash – Beginning	563,923	—

Cash – Ending	$225,302	$972,835

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$91,025

Remeasurement adjustment on redeemable common stock	$84,386	$24,061,658

Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.
The registration statement for the Company’s Initial Public Offering w as
 declared effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of
t
he
 over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note

.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,270,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Pivotal Investment Holdings III LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,270,000, which is described in Note
5
.
Transaction costs amounted to $15,695,537, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $515,537 of other offering costs.
Following the closing of the Initial Public Offering on February 11, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16)of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tab obligations.
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
JUNE 30, 2022
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
The holders of Founder Shares (as defined below in Note 6) have agreed (a) to waive their conversion rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to rede em 100% of
its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business
combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
The holders of Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters are expected to waive their rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit
($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor will
agree to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below
(i) $10.00 per share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the
T
rust
A
ccount, if less than $10.00
per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheets. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern
At June 30, 2022, the Company had $225,302 in its operating bank accounts, $276,443,870 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,445,887, net of interest on trust assets
. As of June 30, 2022, approximately $443,870 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s condensed financial statements as of and for the periods ended June 30, 2022 and June 30, 2021, management identified a presentation error made in its historical condensed financial statements. The Company determined that the sale of the private placement warrants is incorrectly reflected as a line item in Condensed Statement of Stockholders’ Deficit. As a result, the remeasurement of redeemable common stock was overstated by
 $7,270,000. In addition, on the Condensed Statement of Operations, the fair value in excess of the purchase price of private placement warrants was not presented as an individual line item but was combined into the change in fair value of warrant liabilities. As a result of these errors, the Condensed Statement of Cash Flows was impacted by these same line items.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the related impact was not material to all previously presented financial statements. The Company, in consultation with its Audit Committee, concluded that its previously issued condensed financial statements will be revised to report the corrected remeasurement of Class A common stock subject to redemption.
The impact of the revision on the Company’s condensed financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Revised
Condensed Statement of Cash Flows for the six month ended June 30, 2021 (unaudited)
Cash Flows from Operating Activities:
Change in fair value of warrant liabilities	$(686,820)	$(4,441,970)	$(5,128,790)
Fair value in excess of purchase price of private warrants	$—	$4,441,970	$4,441,970
Non-cash Investing and Financing Activities:
Remeasurement adjustment on redeemable common stock	$—	$24,061,658	$24,061,658

Condensed Statement of Stockholders’ Deficit for the three months e nded March 31, 2021 (unaudited)
Remeasurement adjustment for redeemable common stock	$(31,331,658)	$7,270,000	$(24,061,658)
Sale of 7,270,000 Private Placement Warrants	$7,270,000	$(7,270,000)	$—

Condensed Statement of Operations for the six months ended June 30, 2021 (unaudited)
Other income (expense):
Change in fair value of warrant liabilities	$686,820	$4,441,970	$5,128,790
Fair value in excess of purchase price of private warrants	$—	$(4,441,970)	$(4,441,970)
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-K for
the period ended December 31, 2021, as filed with the SEC on April 7, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
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
Warrant Liabilities
The Company assessed its warrants under
ASC480-25,
“Distinguishing liabilities from equity” and
ASC815-40
“Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as warrant liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the condensed balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the condensed statements of operations in the period of change.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rates from continuing operations were
0.12% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.06% and 0.00%
for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liabilities, and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 12,790,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$3,692,064	$923,016	$5,334,448	1,333,612	$8,050,666	$2,012,667	$(104,993)	$(32,981)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	21,313,333	6,695,000

Basic and diluted net income (loss) per common stock	$0.13	$0.13	$0.19	$0.19	$0.29	$0.29	0.00	$0.00
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).
Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one
-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note

).
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
7
. The Founder Shares included an aggregate of up to 900,000

shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will own, on an as-converted
basis,

20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.
The holders of Founder Shares will agree, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
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
Related Party—Consulting Agreement
On February 22, 2021, the Company entered into an agreement with a family member of the CEO and President for services related to a potential Business Combination. The agreement specifies that the consultant will provide the Company with advice on due diligence, deal structuring, documentation and obtaining s tock
holder approval for a cost of $9,917 per month or $119,000 in total if a Business Combination is closed at any time prior to February 22, 2022. The agreement may be terminated by either party by providing thirty (30) days written notice. For the period ended December 31, 2021, the company incurred and paid approximately $72,600 in fees related to these services. Effective September 30, 2021, this agreement was terminated.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s shares of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue up to 25,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
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
At June 30, 2022 and December 31, 2021, assets held in the Trust Account were $276,443,870 and $276,079,114, respectively, which is invested primarily in U.S. Treasury Securities. Through June 30, 2022 and December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2021	June 30, 2022
Assets:
Marketable securities held in Trust Account	1	$276,079,114	$276,443,870
Liabilities:
Warrant Liability – Private Placement Warrants	2	6,906,500	799,700
Warrant Liability – Public Warrants	1	5,244,000	607,200
Warrant Liabilities
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
At June 30, 2022, the values of the Public Warrants and Private Placement Warrants were $607,200 and $799,700, respectively, based on a fair value of $0.11 per warrant.
At December 31, 2021, the values of the Public Warrants and Private Placement Warrants were $5,244,000 and $6,906,500, respectively, based on a fair value of $0.95 per warrant.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$6,906,500	$5,244,000	$12,150,500
Change in valuation inputs or other assumptions	(3,562,300)	(2,704,800)	(6,267,100)

Fair value as of March 31, 2022	$3,344,200	$2,539,200	$5,883,400
Change in valuation inputs or other assumptions	(2,544,500)	(1,932,000)	(4,476,500)
Fair value as of June 30, 2022	$799,700	$607,200	$1,406,900
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on
Form10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on
Form10-K.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form10-K
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

Overview
We are a blank check company formed under the laws of the State of Delaware on October 6, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from
inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and searching for a target business with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2022, we incurred net income of $4,615,080, which primarily consisted of change in fair value of warrant liabilities of $4,476,500 and interest earned on marketable securities held in Trust Account of $318,092, unrealized gain on marketable securities held in Trust Account of $8,968, offset by operating and formation costs of $182,916 and provision for income taxes of $5,564.
For the six months ended June 30, 2022, we incurred net income of $10,063,333, which primarily consisted of change in fair value of warrant liabilities of $10,743,600 and interest earned on marketable securities held in Trust Account of $353,925, unrealized gain on marketable securities held in Trust Account of $10,831, offset by operating and formation costs of $1,039,459 and provision for income taxes of $5,564.
For the three months ended June 30, 2021, we incurred net income of $6,668,060, which primarily consisted of change in fair value of warrant liabilities of $6,855,440 and interest earned on marketable securities held in Trust Account of $19,281, offset by operating and formation costs of $196,310 and unrealized loss on marketable securities held in Trust Account of $10,351.
For the six months ended June 30, 2021, we incurred net loss of $137,974, which primarily consisted of operating and formation costs of $326,103, transaction costs of $526,599 and unrealized loss on marketable securities held in Trust Account of $1,838, fair value in excess of purchase price of private warrants of $4,441,970, offset by change in fair value of warrant liabilities of $5,128,790, and interest earned on marketable securities held in Trust Account of $29,746.
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
For the six months ended June 30, 2022, cash used in operating activities was $338,621. Net income of $10,063,333 was affected by change in fair value of warrant liabilities of $10,743,600 and interest earned on marketable securities held in Trust Account of $353,925, and unrealized gain on marketable securities held in Trust Account of $10,831. Changes in operating assets and liabilities provided $706,402 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $377,653. Net loss of $137,974 was affected by interest earned on marketable securities held in the Trust Account of $29,746, unrealized loss on marketable securities held in trust account of $1,838, change in the fair value of the warrant liabilities of $5,128,790, fair value in excess of purchase price of private warrants of 4,441,970 and transaction costs associated with the warrants of $526,599. Changes in operating assets and liabilities used $51,550 of cash for operating activities.
At June 30, 2022, we had marketable securities held in the Trust Account of $276,443,870 (including $443,870 of interest income and unrealized gain on marketable securities held in trust account) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
“Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the condensed balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the condensed statements of operations in the period of change.
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable shares of Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments and review of related party transactions. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications, including the identification and disclosure of related party transactions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the condensed financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this report, in connection with the preparation of our condensed
financial statements as of June 30, 2022, management identified errors made in our historical condensed financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of June 30, 2022. Management also identified errors in our identification and disclosure of related party transactions.
As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this
Form 10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.
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
Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the Private Placement Warrants, $276,000,000 was placed in the Trust Account and shall be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form 10-Q.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly report on Form10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL INVESTMENT CORPORATION III

Date: August 15, 2022	By:	/s/ Kevin Griffin
	Name:	Kevin Griffin
	Title:	Chief Executive Officer and
(Principal Executive Officer Officer)

Date: August 15, 2022	By:	/s/ Jim Brady
	Name:	Jim Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)