Form 10-Q
period 2022-09-30
Pivotal Investment Corp III
filed 2022-11-14
CIK 1835800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40019

PIVOTAL INVESTMENT CORPORATION III
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3415215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Chrysler Building
405 Lexington Avenue, 44th Floor
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
10
, 2022, there were 27,600,000 shares of Class A common stock, $0.0001 par value, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PIVOTAL INVESTMENT CORPORATION III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
PIVOTAL INVESTMENT CORPORATION III
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$79,926	$563,923
Prepaid expenses	49,008	135,734

Total Current Assets	128,934	699,657
Marketable securities held in Trust Account	277,637,215	276,079,114

TOTAL ASSETS	$277,766,149	$276,778,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,214,182	$1,460,005
Income taxes payable	150,304	—

Total Current Liabilities	2,364,486	1,460,005
Warrant liabilities	383,700	12,150,500
Deferred underwriting fee payable	9,660,000	9,660,000

TOTAL LIABILITIES	12,408,186	23,270,505

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption 27,600,000 shares outstanding at redemption value as of September 30, 2022 and December 31, 2021	276,972,991	276,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 6,900,000 shares issued and outstanding, as of September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(11,615,718)	(22,492,424)

Total Stockholders’ Deficit	(11,615,028)	(22,491,734)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$277,766,149	$276,778,771

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$175,441	$168,787	$1,214,900	$494,890

Loss from operations	(175,441)	(168,787)	(1,214,900)	(494,890)
Other income (expenses):
Change in fair value of warrant liabilities	1,023,200	4,220,700	11,766,800	9,349,490
Fair value in excess of purchase price of private warrants	—	—	—	(4,441,970)
Transaction costs allocated to warrant liabilities	—	—	—	(526,599)
Interest earned on marketable securities held in Trust Account	1,153,274	16,642	1,507,199	46,388
Unrealized gain (loss) on marketable securities held in Trust Account	40,071	(6,302)	50,902	(8,140)

Total other income, net	2,216,545	4,231,040	13,324,901	4,419,169
Income before provision for income taxes	2,041,104	4,062,253	12,110,001	3,924,279
Provision for income taxes	(254,740)	—	(260,304)	—

Net income	$1,786,364	$4,062,253	$11,849,697	$3,924,279

Weighted average shares outstanding, Class A common stock	27,600,000	27,600,000	27,600,000	23,353,846

Basic and diluted net income per share, Class A common stock	$0.05	$0.12	$0.34	$0.13

Weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,761,538

Basic and diluted net income per share, Class B common stock	$0.05	$0.12	$0.34	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	—	$—	6,900,000	$690	$—	$(22,492,424)	$(22,491,734)
Net income	—	—	—	—	—	5,448,253	5,448,253

Balance – March 31, 2022	—	—	6,900,000	690	—	(17,044,171)	(17,043,481)
Remeasurement adjustment on redeemable common stock						(84,386)	(84,386)
Net income	—	—	—	—	—	4,615,080	4,615,080

Balance – June 30, 2022	—	—	6,900,000	690	$—	(12,513,477)	(12,512,787)
Remeasurement adjustment on redeemable common stock						(888,605)	(888,605)
Net income	—	—	—	—	—	1,786,364	1,786,364

Balance – September 30, 2022	—	$—	6,900,000	$690	$—	$(11,615,718)	$(11,615,028)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	6,900,000	$690	$24,310	$(851)	$24,149
Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,310)	(24,037,348)	(24,061,658)
Net loss	—	—	—	—	—	(6,806,034)	(6,806,034)

Balance – March 31, 2021	—	—	6,900,000	690	—	(30,844,233)	(30,843,543)
Net income	—	—	—	—	—	6,668,060	6,668,060

Balance – June 30, 2021	—	—	6,900,000	690	—	(24,176,173)	(24,175,483)
Net income	—	—	—	—	—	4,062,253	4,062,253

Balance – September 30, 2021	—	$—	6,900,000	$690	$—	$(20,113,920)	$(20,113,230)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,849,697	$3,924,279
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,766,800)	(9,349,490)
Fair value in excess of purchase price of private warrants	—	4,441,970
Transaction costs allocated to warrant liabilities	—	526,599
Interest earned on marketable securities held in Trust Account	(1,507,199)	(46,388)
Unrealized (gain) loss on marketable securities held in Trust Account	(50,902)	8,140
Changes in operating assets and liabilities:
Prepaid expenses	86,726	(171,940)
Accounts payable and accrued expenses	754,177	184,195
Income taxes payable	150,304	—

Net cash used in operating activities	(483,997)	(482,635)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(276,000,000)

Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from sale of Private Placement Warrants	—	7,270,000
Proceeds from promissory notes – related party	—	125,000
Repayment of promissory notes – related party	—	(125,000)
Payment of offering costs	—	(459,512)

Net cash provided by financing activities	—	277,290,488

Net Change in Cash	(483,997)	807,853
Cash – Beginning	563,923	—

Cash – Ending	$79,926	$807,853

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$31,025

Remeasurement adjustment on redeemable common stock	$972,991	$24,061,658

Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, and seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.
The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,270,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Pivotal Investment Holdings III LLC, a Delaware limited liability company and entity affiliated with certain of the Company’s officers (the “Sponsor”), generating gross proceeds of $7,270,000, which is described in Note 5.
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
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.
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
SEPTEMBER 30, 2022
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below(i) $10.00 per share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheets. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Going Concern
At September 30, 2022, the Company had $79,926 in its operating bank accounts, $277,637,215 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,571,328, net of interest on trust assets. As of September 30, 2022, approximately $1,637,215 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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
The impact of the revision on the Company’s unaudited condensed financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Revised
Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited)
Cash Flows from Operating Activities:
Change in fair value of warrant liabilities	$(4,907,520)	$(4,441,970)	$(9,349,490)
Fair value in excess of purchase price of private warrants	$—	$4,441,970	$4,441,970
Non-cash Investing and Financing Activities:
Remeasurement adjustment on redeemable common stock	$31,331,658	$(7,270,000)	$24,061,658
Condensed Statement of Operations for the nine months ended September 30, 2021 (unaudited)
Other income (expense):
Change in fair value of warrant liabilities	$4,907,520	$4,441,970	$9,349,490
Fair value in excess of purchase price of private warrants	$—	$(4,441,970)	$(4,441,970)
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-K for
the period ended December 31, 2021, as filed with the SEC on April 7, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
SEPTEMBER 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
SEPTEMBER 30, 2022
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
Our effective tax rates from continuing operations were 12.48% and 0.00% for the three months ended September 30, 2022 and 2021, respec
t
ively, and 2.15% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value of warrant liabilities, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Net Income Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of common stocks outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Remeasurement adjustment associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 12,790,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$1,429,091	$357,273	$3,249,802	812,451	$9,479,758	$2,369,939	$3,043,196	$881,083
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	23,353,846	6,761,538
Basic and diluted net income per common stock	$0.05	$0.05	$0.12	$0.12	$0.34	$0.34	0.13	$0.13
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
Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,270,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,270,000 in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the sale of Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
The holders of Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading day
period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
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
Related Party—Consulting Agreement
On February 22, 2021, the Company entered into an agreement with a family member of the CEO and President for services related to a potential Business Combination. The agreement specified that the consultant would provide the Company with advice on due diligence, deal structuring, documentation and obtaining stockholder approval for a cost of $9,917 per month, or $119,000 in total, if a Business Combination was closed at any time prior to February 22, 2022. For the period ended December 31, 2021, the Company incurred and paid approximately $72,600 in fees related to these services. Effective September 30, 2021, this agreement was terminated.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on February 8, 2021, the holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants), and warrants (and any shares of Class A common stock issuable upon exercise of such warrants) that may be issued upon conversion of working capital loans have registration rights to require the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter’s Agreement
The underwriters from the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s shares of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue up to 25,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.
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
SEPTEMBER 30, 2022
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
At September 30, 2022 and December 31, 2021, assets held in the Trust Account were $277,637,215 and $276,079,114, respectively, which is invested primarily in U.S. Treasury Securities. Through September 30, 2022 and December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2021	September 30, 2022
Assets:
Marketable securities held in Trust Account	1	$276,079,114	$277,637,215
Liabilities:
Warrant Liability – Private Placement Warrants	2	6,906,500	218,100
Warrant Liability – Public Warrants	1	5,244,000	165,600
Warrant Liabilities
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
At September 30, 2022, the values of the Public Warrants and Private Placement Warrants were $165,600 and $218,100, respectively, based on a fair value of $0.03 per warrant.
At December 31, 2021, the values of the Public Warrants and Private Placement Warrants were $5,244,000 and $6,906,500, respectively, based on a fair value of $0.95 per warrant.

PIVOTAL INVESTMENT CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$6,906,500	$5,244,000	$12,150,500
Change in valuation inputs or other assumptions	(3,562,300)	(2,704,800)	(6,267,100)

Fair value as of March 31, 2022	3,344,200	2,539,200	5,883,400
Change in valuation inputs or other assumptions	(2,544,500)	(1,932,000)	(4,476,500)

Fair value as of June 30, 2022	799,700	607,200	1,406,900
Change in valuation inputs or other assumptions	(581,600)	(441,600)	(1,023,200)

Fair value as of September 30, 2022	$218,100	$165,600	$383,700

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On October 27, 2022, Pivotal Investment Corporation III (the “Company”) received a written notice (the “Notice”) from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (“NYSE’’) indicating that the Staff has determined that the Company’s warrants, each warrant exercisable for one share of Class A Common Stock of the Company (the “Warrants”), are no longer suitable for listing on the NYSE based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As a result, the Staff has determined to commence proceedings to delist the Warrants from the NYSE.
The Company has a right to a review of this determination by a Committee of the Board of Directors of the NYSE. The NYSE will apply to the Securities and Exchange Commission to delist the Warrants upon completion of all applicable procedures, including any appeal by the Company of the Staff’s decision. The Company does not currently intend to appeal the determination.
Trading in the warrants on the NYSE will be suspended immediately while trading in the Company’s Class A Common Stock and Units will Continue on the NYSE. The Warrants may be traded on the pink sheets or any other available market once trading in the Warrants has been suspended by the NYSE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pivotal Investment Corporation III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Pivotal Investment Holdings III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on October 6, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target business with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we incurred net income of $1,786,364, which primarily consisted of change in fair value of warrant liabilities of $1,023,200, interest earned on marketable securities held in Trust Account of $1,153,274, and unrealized gain on marketable securities held in Trust Account of $40,071, offset by formation and operating costs of $175,441 and provision for income taxes of $254,740.

For the nine months ended September 30, 2022, we incurred net income of $11,849,697, which primarily consisted of change in fair value of warrant liabilities of $11,766,800, interest earned on marketable securities held in Trust Account of $1,507,199, and unrealized gain on marketable securities held in Trust Account of $50,902, offset by formation and operating costs of $1,214,900 and provision for income taxes of $260,304.

For the three months ended September 30, 2021, we incurred net income of $4,062,253, which primarily consisted of change in fair value of warrant liabilities of $4,220,700 and interest earned on marketable securities held in Trust Account of $16,642, offset by formation and operating costs of $168,787 and unrealized loss on marketable securities held in Trust Account of $6,302.

For the nine months ended September 30, 2021, we incurred net income of $3,924,279, which primarily consisted of change in fair value of warrant liabilities of $9,349,490 and interest earned on marketable securities held in Trust Account of $46,388, offset by formation and operating costs of $494,890, fair value in excess of purchase price of private warrants of $4,441,970, transactions costs allocated to warrant liabilities of $526,599, and unrealized loss on marketable securities held in Trust Account of $8,140.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $483,997. Net income of $11,849,697 was affected by change in fair value of warrant liabilities of $11,766,800, interest earned on marketable securities held in Trust Account of $1,507,199, and unrealized gain on marketable securities held in Trust Account of $50,902. Changes in operating assets and liabilities provided $991,207 of cash for operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $482,635. Net income of $3,924,279 was affected by interest earned on marketable securities held in the Trust Account of $46,388, unrealized loss on marketable securities held in trust account of $8,140, change in fair value of warrant liabilities of $9,349,490, fair value in excess of purchase price of private warrants of $4,441,970 and transaction costs allocated to warrant liabilities of $526,599. Changes in operating assets and liabilities provided $12,255 of cash for operating activities.

At September 30, 2022, we had marketable securities held in the Trust Account of $277,637,215 (including $1,637,215 of interest income and unrealized gain on marketable securities held in trust account) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 11, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and related party transactions. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarter Report present fairly in all material respects our condensed financial position, results of operations and cash flows for the period presented.

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

As described elsewhere in this report, in connection with the preparation of our condensed financial statements as of September 30, 2022, management identified errors made in our historical condensed financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of September 30, 2022. Management also identified errors in our identification and disclosure of related party transactions.

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

We may be subject to excise taxes under the Inflation Reduction Act of 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly report on Form10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL INVESTMENT CORPORATION III

Date: November 10, 2022	By:	/s/ Kevin Griffin
	Name:	Kevin Griffin
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jim Brady
	Name:	Jim Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)