Form 10-Q
period 2023-03-31
Pivotal Investment Corp III
filed 2023-05-25
CIK 1835800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:001-40019

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).    Yes  ☒    No  ☐

As of May 25, 2023, there were 8,562,043 shares of Class A common stock, $0.0001 par value, and 360,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PIVOTAL INVESTMENT CORPORATION III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PIVOTAL INVESTMENT CORPORATION III

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$92,870	$355,251
Prepaid expenses	63,750	12,044
Total Current Assets	156,620	367,295

Marketable securities held in Trust Account	20,614,420	278,664,377
TOTAL ASSETS	$20,771,040	$279,031,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,130,062	$2,145,385
Income taxes payable	36,132	1,778
Redemption payable	—	258,248,749
Total Current Liabilities	2,166,194	260,395,912

Warrant liabilities	639,500	639,500
Deferred underwriting fee payable	9,660,000	9,660,000
TOTAL LIABILITIES	12,465,694	270,695,412

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption 2,022,043 shares outstanding at redemption value of $10.13 and $10.07 as of March 31, 2023 and December 31, 2022, respectively	20,493,069	20,363,831

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 125,000,000 shares authorized; 6,540,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	654	654
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 360,000 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	36	36
Additional paid-in capital	—	—
Accumulated deficit	(12,188,413)	(12,028,261)
Total Stockholders’ Deficit	(12,187,723)	(12,027,571)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,771,040	$279,031,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$195,351	$856,543
Loss from operations	(195,351)	(856,543)
Other income:
Change in fair value of warrant liabilities	—	6,267,100
Interest earned on marketable securities held in Trust Account	198,791	35,833
Unrealized gain on marketable securities held in Trust Account	—	1,863
Total other income	198,791	6,304,796
Income before provision for income taxes	3,440	5,448,253
Provision for income taxes	(34,354)	—
Net (loss) income	$(30,914)	$5,448,253
Weighted average shares outstanding, Class A common stock	8,562,043	27,600,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.00)	$0.16
Weighted average shares outstanding, Class B common stock	360,000	6,900,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.00)	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	6,540,000	$654	360,000	$36	$—	$(12,028,261)	$(12,027,571)
Remeasurement adjustment on redeemable common stock						(129,238)	(129,238)
Net loss	—	—	—	—	—	(30,914)	(30,914)
Balance – March 31, 2023	6,540,000	$654	360,000	$36	$—	$(12,188,413)	$(12,187,723)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,900,000	$690	$—	$(22,492,424)	$(22,491,734)
Net income	—	—	—	—	—	5,448,253	5,448,253
Balance – March 31, 2022	—	$—	6,900,000	$690	$—	$(17,044,171)	$(17,043,481)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(30,914)	$5,448,253
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	—	(6,267,100)
Interest earned on marketable securities held in Trust Account	(198,791)	(35,833)
Unrealized gain on marketable securities held in Trust Account	—	(1,863)
Changes in operating assets and liabilities:
Prepaid expenses	(51,706)	31,964
Accounts payable and accrued expenses	(15,324)	594,909
Income taxes payable	34,354	—
Net cash used in operating activities	(262,381)	(229,670)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	258,248,749	—
Net cash provided by Investing Activities:	258,248,749	—

Cash Flows from Financing Activities:
Redemption of common stock	(258,248,749)	—
Net cash used in Financing Activities:	(258,248,749)	—

Net Change in Cash	(262,381)	(229,670)
Cash – Beginning	355,251	563,923
Cash – Ending	$92,870	$334,253
Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$129,238	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, and seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.

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

Following the closing of the Initial Public Offering on February 11, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and held as cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16)of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

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

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Charter”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of Founder Shares (as defined below in Note 5) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct conversions pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The holders of Founder Shares (as defined below in Note 5) have agreed (a) to waive their conversion rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Charter (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On December 30, 2022 the proposal to amend the Company’s Charter to extend the date by which the Company has to consummate a business combination from February 11, 2023 to August 11, 2023 was voted upon. In connection with the Meeting, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 409,051 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. As a result of the foregoing, effective December 30, 2022, public holders of an aggregate of 25,577,957 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,022,043 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $258,248,749 in cash and payable as of December 31, 2022. The redemptions were paid on January 6, 2023. As of March 31, 2023 and December 31, 2022, the Company has $0 and $258,248,749 outstanding balance under redemption payable. The Company performed a valuation of the shares of common stock the Sponsor agreed to transfer to the non-redeeming third parties and determined the shares had a value of $163,620, or $0.40 per share.

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

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company seeks to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of March 31, 2023 and December 31, 2022.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Notwithstanding the foregoing, the Company has agreed that the per share price payable to stockholders exercising their redemption rights, whether in connection with the vote on an extension or an initial Business Combination, will not be reduced by payments required to be made by the Company under the IR Act.

Going Concern

At March 31, 2023, the Company had $92,870 in its operating bank accounts, $20,614,420 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,888,223. As of March 31, 2023, approximately $394,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

MARCH 31, 2023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rates from continuing operations were 998.39% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stocks outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustment associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 12,790,000 shares in the calculation of diluted net (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(29,667)	$(1,247)	$4,358,602	1,089,651
Denominator:
Basic and diluted weighted average shares outstanding	8,562,043	360,000	27,600,000	6,900,000
Basic and diluted net (loss) income per common stock	$(0.00)	$(0.00)	$0.16	$0.16

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

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,270,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,270,000 in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the sale of Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. As a result of the difference between the purchase price of the Private Placement Warrants of $1.00 and the fair value of $1.61, the Company recorded a change of $0 and $11,511,000 which is recorded in the change in fair value of warrant liability for the period ended March 31, 2023 and December 31, 2022, respectively.

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 6, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”). Our Sponsor subsequently transferred certain shares to our officers and directors and other third parties in each case at the same per-share purchase price paid by our initial stockholders. On February 8, 2021, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock resulting in there being an aggregate of 6,900,000 Founder Shares outstanding. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 6. The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 8, 2021, the holders of the Founder Shares (and any shares of Class A common stock issued or issuable upon conversion of the Founder Shares), Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants), and warrants (and any shares of Class A common stock issuable upon exercise of such warrants) that may be issued upon conversion of working capital loans have registration rights to require the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

The underwriters from the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s shares of Class A common stock are entitled to one vote for each share.

At March 31, 2023 and December 31, 2022 there were 8,562,043 shares of Class A common stock issued and outstanding, 2,022,043 of which are presented as temporary equity. On December 30, 2022, public holders of an aggregate of 25,577,957 public shares exercised their right to redeem their public shares. The remaining 2,022,043 of shares not redeemed are reflected in temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

Class B Common Stock— The Company is authorized to issue up to 25,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. On December 30, 2022, the Sponsor voluntarily converted 6,540,000 shares of Class B common stock of the Company it held as of such date into 6,540,000 shares of Class A common stock of the Company in accordance with the Charter. As a result, the Company has an aggregate of 360,000 shares of Class B common stock outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

MARCH 31, 2023

(Unaudited)

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

The Company has requested a review of this determination by a Committee of the Board of Directors of the NYSE. Application to the Securities and Exchange Commission to delist the Company’s Class A Common Stock and Units is pending, subject to the completion of all applicable procedures, including the appeal by the Company of the Staff’s decision. Effective as of March 1, 2023, the Class A Common Stock and units may be quoted and traded in the over-the-counter (“OTC”) market under the ticker symbols “PICC” and “PICCU,” respectively.

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

At March 31, 2023 and December 31, 2022, assets held in the Trust Account were $20,614,420 and $278,664,377, respectively, which is invested primarily in U.S. Treasury Securities. Through March 31, 2023 and December 31, 2022, the Company withdrew an amount of $0 and $1,112,748 from the interest earned on the Trust Account to pay franchise and income taxes, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2022	March 31, 2023
Assets:
Marketable securities held in Trust Account	1	$278,664,377	$20,614,420
Liabilities:
Warrant Liability – Private Placement Warrants	2	363,500	363,500
Warrant Liability – Public Warrants	1	276,000	276,000

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC815-40and are presented within warrant liabilities on our accompanying March 31, 2023 and December 31, 2022 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

At March 31, 2023, the values of the Public Warrants and Private Placement Warrants were $276,000 and $363,500, respectively, based on a fair value of $0.05 per warrant.

At December 31, 2022, the values of the Public Warrants and Private Placement Warrants were $276,000 and $363,500, respectively, based on a fair value of $0.05 per warrant.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There are no transfers between the levels for the period ended March 31, 2023 or the year ended December 31, 2022.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$363,500	$276,000	$639,500
Change in valuation inputs or other assumptions	—	—	—
Fair value as of March 31, 2023	$363,500	$276,000	$639,500

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target business with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we incurred net loss of $30,914, which primarily consisted formation and operating costs of $195,351 and provision for income taxes of $34,354, offset by interest earned on marketable securities held in Trust Account of $198,791.

For the three months ended March 31, 2022, we incurred net income of $5,448,253, which primarily consisted of change in fair value of warrant liabilities of $6,267,100, interest earned on marketable securities held in Trust Account of $35,833 and unrealized gain on marketable securities held in Trust Account of $1,863, offset by operating and formation costs of $856,543.

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

For the three months ended March 31, 2023, net cash used in operating activities was $262,381. Net loss of $30,914 was affected by interest earned on marketable securities held in Trust Account of $198,791. Changes in operating assets and liabilities used $32,676 of cash for operating activities.

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

At March 31, 2023, we had marketable securities held in the Trust Account of $ 20,614,420 (including $393,990 of interest income and unrealized gain on marketable securities held in trust account) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have not withdrawn any interest earned from the Trust Account.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 11, 2023 to consummate a Business Combination unless stockholders otherwise approve an additional extension of time to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the low cash balance as well as the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 11, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net (loss) income per common share is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted net (loss) income per common share because their exercise is contingent upon future events. As a result, diluted net (loss) income per common share is the same as basic net income (loss) per common share. Remeasurement associated with the redeemable Class A common stock is excluded from net (loss) income per common share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and related party transactions. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarter Report present fairly in all material respects our condensed financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments and review of related party transactions. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications, including the identification and disclosure of related party transactions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As described elsewhere in this report, in connection with the preparation of our condensed financial statements as of March 31, 2023, management identified errors made in our historical condensed financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to the Charter. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of March 31, 2023. Management also identified errors in our identification and disclosure of related party transactions.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly report on Form10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL INVESTMENT CORPORATION III

Date: May 25, 2023	By:	/s/ Kevin Griffin
	Name:	Kevin Griffin
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: May 25, 2023	By:	/s/ James H. R. Brady
	Name:	James H.R. Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)