Form 10-Q
period 2023-06-30
Pivotal Investment Corp III
filed 2023-08-14
CIK 1835800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

(212)-818-8800

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fifth of one redeemable warrant	PICCU	OTC
Class A Common Stock, $0.0001 par value	PICC	OTC
Redeemable warrants, exercisable for shares of Class A Common Stock at an exercise price of $11.50 per share	PICCW	OTC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2of the Exchange Act.

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

As of August 9, 2023, there were 8,562,043 shares of Class A common stock, $0.0001 par value, and 360,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PIVOTAL INVESTMENT CORPORATION III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PIVOTAL INVESTMENT CORPORATION III

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$29,096	$355,251
Prepaid expenses	42,500	12,044
Total Current Assets	71,596	367,295

Marketable securities held in Trust Account	20,860,204	278,664,377
TOTAL ASSETS	$20,931,800	$279,031,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,178,730	$2,145,385
Income taxes payable	72,385	1,778
Redemption payable	—	258,248,749
Total Current Liabilities	2,251,115	260,395,912

Warrant liabilities	127,900	639,500
Deferred underwriting fee payable	9,660,000	9,660,000
TOTAL LIABILITIES	12,039,015	270,695,412

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption 2,022,043 shares outstanding at redemption value of $10.20 and $10.07 as of June 30, 2023 and December 31, 2022, respectively	20,634,405	20,363,831

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 125,000,000 shares authorized; 6,540,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	654	654
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 360,000 shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively	36	36
Additional paid-in capital	—	—
Accumulated deficit	(11,742,310)	(12,028,261)
Total Stockholders’ Deficit	(11,741,620)	(12,027,571)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,931,800	$279,031,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$131,938	$182,916	$327,289	$1,039,459
Loss from operations	(131,938)	(182,916)	(327,289)	(1,039,459)

Other income:
Change in fair value of warrant liabilities	511,600	4,476,500	511,600	10,743,600
Interest earned on marketable securities held in Trust Account	245,784	318,092	444,575	353,925
Unrealized gain on marketable securities held in Trust Account	—	8,968	—	10,831
Total other income	757,384	4,803,560	956,175	11,108,356

Income before provision for income taxes	625,446	4,620,644	628,886	10,068,897
Provision for income taxes	(38,007)	(5,564)	(72,361)	(5,564)
Net income	$587,439	$4,615,080	$556,525	$10,063,333

Weighted average shares outstanding, Class A common stock subject to redemption	2,022,043	27,600,000	2,022,043	27,600,000
Basic and diluted net income per share, Class A common stock subject to redemption	$0.07	$0.13	$0.06	$0.29

Weighted average shares outstanding, Class A common stock not subject to redemption	6,540,000	—	6,540,000	—
Basic and diluted net income per share, Class A common stock not subject to redemption	$0.07	$—	$0.06	$—

Weighted average shares outstanding, Class B common stock	360,000	6,900,000	360,000	6,900,000
Basic and diluted net income per share, Class B common stock	$0.07	$0.13	$0.06	$0.29

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	6,540,000	$654	360,000	$36	$—	$(12,028,261)	$(12,027,571)
Remeasurement adjustment on redeemable common stock						(129,238)	(129,238)
Net loss	—	—	—	—	—	(30,914)	(30,914)
Balance – March 31, 2023	6,540,000	654	360,000	36	—	(12,188,413)	(12,187,723)
Remeasurement adjustment on redeemable common stock						(141,336)	(141,336)
Net income	—	—	—	—	—	587,439	587,439
Balance – June 30, 2023	6,540,000	$654	360,000	$36	$—	$(11,742,310)	$(11,741,620)

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,900,000	$690	$—	$(22,492,424)	$(22,491,734)
Net income	—	—	—	—	—	5,448,253	5,448,253
Balance – March 31, 2022	—	—	6,900,000	690	—	(17,044,171)	(17,043,481)
Remeasurement adjustment on redeemable common stock						(84,386)	(84,386)
Net income	—	—	—	—	—	4,615,080	4,615,080
Balance – June 30, 2022	—	$—	6,900,000	$690	$—	$(12,513,477)	$(12,512,787)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$556,525	$10,063,333
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(511,600)	(10,743,600)
Interest earned on marketable securities held in Trust Account	(444,575)	(353,925)
Unrealized gain on marketable securities held in Trust Account	—	(10,831)
Changes in operating assets and liabilities:
Prepaid expenses	(30,456)	56,428
Accounts payable and accrued expenses	33,344	644,410
Income taxes payable	70,607	5,564
Net cash used in operating activities	(326,155)	(338,621)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	258,248,749	—
Net cash provided by Investing Activities:	258,248,749	—

Cash Flows from Financing Activities:
Redemption of common stock	(258,248,749)	—
Net cash used in Financing Activities:	(258,248,749)	—

Net Change in Cash	(326,155)	(338,621)
Cash – Beginning	355,251	563,923
Cash – Ending	$29,096	$225,302
Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$270,574	$84,386

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, and seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, were intended to be applied generally toward completing a Business Combination.

The Company was required to provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company was to seek stockholder approval of a Business Combination or conduct a tender offer was to be made by the Company, solely in its discretion. The public stockholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company). There was to be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Company was to proceed with a Business Combination only if the Company had net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company sought stockholder approval, a majority of the shares voted were voted in favor of the Business Combination. If a stockholder vote was not required by law and the Company did not decide to hold a stockholder vote for business or other legal reasons, the Company was, pursuant to its Amended and Restated Certificate of Incorporation (the “Charter”), to conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction was required by law, or the Company decided to obtain stockholder approval for business or legal reasons, the Company was to offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company sought stockholder approval in connection with a Business Combination, the holders of Founder Shares (as defined below in Note 5) had agreed to vote their Founder Shares (as defined below in Note 5) in favor of approving a Business Combination. Additionally, each public stockholder was entitled to elect to redeem their Public Shares, without voting, and if they vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the above, if the Company sought stockholder approval of a Business Combination and did not conduct redemptions pursuant to the tender offer rules, the Charter provided that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The holders of Founder Shares (as defined below in Note 5) agreed (a) to waive their conversion rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Charter (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provided the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On December 30, 2022, a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate a Business Combination from February 11, 2023 to August 11, 2023 was voted upon. In connection with the Meeting, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 409,051 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. As a result of the foregoing, effective December 30, 2022, public holders of an aggregate of 25,577,957 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,022,043 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $258,248,749 in cash and payable as of December 31, 2022. The redemptions were paid on January 6, 2023. As of June 30, 2023 and December 31, 2022, the Company has $0 and $258,248,749 outstanding balance under redemption payable. The Company performed a valuation of the shares of common stock the Sponsor agreed to transfer to the non-redeeming third parties and determined the shares had a value of $163,620, or $0.40 per share.

If the Company is unable to complete a Business Combination by August 11, 2023, the Charter provides that theCompany will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have waived their rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of June 30, 2023 and December 31, 2022.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Treasury issued interim guidance that redemptions in connection with a SPAC liquidation would not be subject to the excise tax under certain circumstances. In addition, redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

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

Going Concern

At June 30, 2023, the Company had $29,096 in its operating bank accounts, $20,860,204 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,953,720. As of June 30, 2023, approximately $640,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 11, 2023 under the Charter to consummate a Business Combination. If a Business Combination is not consummated by this date, there is to be a mandatory liquidation and subsequent dissolution of the Company under the Charter. Management has determined that the liquidity condition, working capital deficit and potential for a mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 11, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 30, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rates from continuing operations were 6.09% and 0.12% for the three months ended June 30, 2023 and 2022, respectively, and 11.51% and 0.06% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Redeemable	Non-Redeemable	Redeemable	Redeemable	Non-Redeemable	Redeemable
Basic and diluted net income per common stocks
Numerator:
Allocation of net income, as adjusted	$133,134	$430,602	$23,703	$126,128	$407,942	$22,456
Denominator:
Basic and diluted weighted average common stocks outstanding	2,022,043	6,540,000	360,000	2,022,043	6,540,000	360,000
Basic and diluted net income per common stocks	$0.07	$0.07	$0.07	$0.06	$0.06	$0.06

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stocks
Numerator:
Allocation of net income, as adjusted	$3,692,064	$923,016	$8,050,666	$2,012,667
Denominator:
Basic and diluted weighted average common stocks outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income per common stocks	$0.13	$0.13	$0.29	$0.29

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

JUNE 30, 2023

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,270,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,270,000 in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the sale of Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. As a result of the difference between the purchase price of the Private Placement Warrants of $1.00 and the fair value of $1.61, the Company recorded a change of $290,800 and $4,968,000 which is recorded in the change in fair value of warrant liability for the period ended June 30, 2023 and December 31, 2022, respectively.

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

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

Non-Redemption Agreements

In December 2022, the Company entered into Non-Redemption Agreements with various stockholders pursuant to which these stockholders have committed not to redeem their Public Shares. In consideration of these agreements, the Sponsor has agreed to transfer a portion of its Founder shares to the Non-Redeeming Stockholders at the closing of the Business Combination. The Company estimated the aggregate fair value of the 409,051 Founders Shares attributable to the Non-Redeeming Stockholders to be $163,620 or $0.40 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the Founder Shares. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. The Company accounted for the transfer of a portion of the Sponsor’s Founders Shares to non-redeeming stockholders as a capital contribution by the Sponsor with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred.

The fair value of the Founders Shares was based on the following significant inputs:

December 30, 2022
Risk-free interest rate	4.49%
Remaining life of SPAC	1.75
Underlying stock price	$10.12
Probability of transaction	4.60%

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 125,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s shares of Class A common stock are entitled to one vote for each share.

At June 30, 2023 and December 31, 2022, there were 8,562,043 shares of Class A common stock issued and outstanding, 2,022,043 of which are presented as temporary equity. On December 30, 2022, public holders of an aggregate of 25,577,957 public shares exercised their right to redeem their public shares. The remaining 2,022,043 shares not redeemed are reflected in temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

Class B Common Stock— The Company is authorized to issue up to 25,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. On December 30, 2022, the Sponsor voluntarily converted 6,540,000 shares of Class B common stock of the Company it held as of such date into 6,540,000 shares of Class A common stock of the Company in accordance with the Charter. As a result, the Company has an aggregate of 360,000 shares of Class B common stock outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

JUNE 30, 2023

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

On July 21, 2023, the NYSE Office of General Counsel notified the Company that the Committee had determined to affirm the Staff’s decision to delist the Company’s Class A Common Stock and Units from the NYSE. Accordingly, the Class A Common Stock and units may be quoted and traded in the over-the-counter (“OTC”) market under the ticker symbols “PICC” and “PICCU,” respectively.

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

At June 30, 2023 and December 31, 2022, assets held in the Trust Account were $20,860,204 and $278,664,377, respectively, which is invested primarily in U.S. Treasury Securities. Through June 30, 2023 and December 31, 2022, the Company withdrew an amount of $0 and $1,112,748 from the interest earned on the Trust Account to pay franchise and income taxes, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2022	June 30, 2023
Assets:
Marketable securities held in Trust Account	1	$278,664,377	$20,860,204
Liabilities:
Warrant Liability – Private Placement Warrants	2	363,500	72,700
Warrant Liability – Public Warrants	1	276,000	55,200

PIVOTAL INVESTMENT CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC815-40and are presented within warrant liabilities on our accompanying June 30, 2023 and December 31, 2022 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

At June 30, 2023, the values of the Public Warrants and Private Placement Warrants were $55,200 and $72,700, respectively, based on a fair value of $0.01 per warrant.

At December 31, 2022, the values of the Public Warrants and Private Placement Warrants were $276,000 and $363,500, respectively, based on a fair value of $0.05 per warrant.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There are no transfers between the levels for the period ended June 30, 2023 or the year ended December 31, 2022.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$363,500	$276,000	$639,500
Change in valuation inputs or other assumptions	—	—	—
Fair value as of March 31, 2023	$363,500	$276,000	$639,500
Change in valuation inputs or other assumptions	(290,800)	(220,800)	(511,600)
Fair value as of June 30, 2023	$72,700	$55,200	$127,900

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than listed below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 21, 2023, the NYSE Office of General Counsel notified the Company that the Committee had determined to affirm the Staff’s decision to delist the Company’s Class A Common Stock and Units from the NYSE. Accordingly, the Class A Common Stock and units may be quoted and traded in the over-the-counter (“OTC”) market under the ticker symbols “PICC” and “PICCU,” respectively.

August 11, 2023, a meeting was held to approve an additional extension. Based on the number of public shares that stockholders were seeking to redeem for cash and other factors that it deemed relevant, the Company’s management determined that the Extension was no longer in the best interests of the Company and its stockholders. Accordingly, on August 11, 2023, the Company reconvened the Meeting and then closed the Meeting without considering any business. As a result, the Company expects to redeem 100% of its outstanding public shares in accordance with the terms of its current amended and restated certificate of incorporation.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target business with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we incurred net income of $587,439, which primarily consisted of interest earned on marketable securities held in Trust Account of $245,784 and change in fair value of warrants of $511,600, offset by formation and operating costs of $131,938 and provision for income taxes of $38,007.

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

For the six months ended June 30, 2023, we incurred net income of $556,525, which primarily consisted of interest earned on marketable securities held in Trust Account of $444,575 and change in fair value of warrants of $511,600, offset by formation and operating costs of $327,289 and provision for income taxes of $72,361.

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

For the six months ended June 30, 2023, net cash used in operating activities was $326,155. Net income of $556,525 was affected by interest earned on marketable securities held in Trust Account of $444,575 and changes in fair value of warrants of $511,600. Changes in operating assets and liabilities provided $73,495 of cash for operating activities.

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

At June 30, 2023, we had marketable securities held in the Trust Account of $20,860,204 (including $639,774 of interest income and unrealized gain on marketable securities held in trust account) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 11, 2023 to consummate a Business Combination unless stockholders otherwise approve an additional extension of time to consummate a Business Combination. If a Business Combination is not consummated by this date the Company’s charter provides for a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the low cash balance as well as the potential mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 11, 2023. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income per common share is calculated by dividing the net income by the weighted average number of common stock outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted net income per common share because their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share. Remeasurement associated with the redeemable Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and related party transactions. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarter Report present fairly in all material respects our condensed financial position, results of operations and cash flows for the period presented.

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

As described elsewhere in this report, in connection with the preparation of our condensed financial statements as of June 30, 2023, management identified errors made in our historical condensed financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to the Charter. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of June 30, 2023. Management also identified errors in our identification and disclosure of related party transactions.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly report on Form10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL INVESTMENT CORPORATION III

Date: August 14, 2023	By:	/s/ Kevin Griffin
	Name:	Kevin Griffin
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ James H. R. Brady
	Name:	James H.R. Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)